Form 10-K
period 2019-12-31
STRATUS CAPITAL CORP
filed 2020-04-15
CIK 1761540

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________to _____________

000-56093

Commission file number

Stratus Capital Corp.
(Exact name of registrant as specified in its charter)

Delaware	83-1161556
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

8480 East Orchard Road, Suite 1100, Greenwood Village, Colorado	80111
(Address of principal executive offices)	(Zip Code)

(720) 214-5000

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act: None

Title of each Class	Trading Symbol	Name of each exchange on which registered
N/A	N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

Common

Title of each class

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes   ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes   ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☐ Yes   ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☒ Yes   ☐ No

The aggregate market value of our common shares of voting stock held by non-affiliates of our Company computed by reference to the price at which the common equity was last sold ($0.026) as of the last business day of the registrant’s most recently completed second quarter (June 30 , 2019) was $249,025.

As of April 14, 2020, there were 21,525,481 common shares, $0.0001 par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

None

PART I

FORWARD LOOKING STATEMENTS

This Form 10-K contains forward-looking statements. Forward-looking statements are projections of events, revenues, income, future economic performance or management’s plans and objectives for our future operations. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” ”expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” and the risks set out below, any of which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and not in limitation:

·	the uncertainty of profitability based upon our history of losses;

·	risks related to failure to obtain adequate financing on a timely basis and on acceptable terms to continue as going concern;

·	risks related to our operations and

·	other risks and uncertainties related to our business plan and business strategy.

This list is not an exhaustive list of the factors that may affect any of our forward-looking statements. These and other factors should be considered carefully, and readers should not place undue reliance on our forward-looking statements. Forward looking statements are made based on management’s beliefs, estimates and opinions on the date the statements are made, and we undertake no obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. All references to “common stock” refer to the common shares in our capital stock.

ITEM 1. BUSINESS.

GENERAL

The following is a summary of some of the information contained in this document. Unless the context requires otherwise, references in this document to “our Company,” “us,” “we,” “our,” “Stratus,” or the “Company” are to Stratus Capital Corp.

DESCRIPTION OF BUSINESS

Stratus Capital Corp., a Delaware corporation, was incorporated in Delaware on April 13, 2018, which was a result of a Delaware holding company reorganization from a predecessor corporation, Ashcroft Homes Corporation, formerly a Colorado corporation which was merged into a subsidiary and thereupon divested. Our principal executive offices are located at 8480 East Orchard Road, Suite 1100, Greenwood Village, Colorado 80111 and the telephone number is (720) 214-5000. We maintain a website at www.StratusCapCorp.com, which website is not incorporated herein or a part of this filing.

Reports to Security Holders

We are subject to the reporting requirements of Section 12(g) of the Exchange Act, and as such, we intend to file all required disclosures.

You may read and copy any materials we file with the SEC in the SEC’s Public Reference Section, Room 1580, 100 F Street N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Section by calling the SEC at 1-800-SEC-0330. Additionally, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, which can be found at http://www.sec.gov.

Jumpstart Our Business Startups Act

We qualify as an “emerging growth company” as defined in Section 101 of the Jumpstart our Business Startups Act (“JOBS Act”) as we did not have more than $1,000,000,000 in annual gross revenue and did not have such amount as of December 31, 2019, our last fiscal year.

We may lose our status as an emerging growth company on the last day of our fiscal year during which (i) our annual gross revenue exceeds $1,000,000,000 or (ii) we issue more than $1,000,000,000 in non-convertible debt in a three-year period. We will lose our status as an emerging growth company if at any time we are deemed to be a large accelerated filer. We will lose our status as an emerging growth company on the last day of our fiscal year following the fifth anniversary of the date of the first sale of common equity securities pursuant to an effective registration statement.

As an emerging growth company, we may take advantage of specified reduced reporting and other burdens that are otherwise applicable to generally reporting companies. These provisions include:

-	A requirement to have only two years of audited financial statement and only two years of related Management Discussion and Analysis Disclosures:

-	Reduced disclosure about the emerging growth company’s executive compensation arrangements; and

-	No non-binding advisory votes on executive compensation or golden parachute arrangements.

As an emerging growth company, we are exempt from Section 404(b) of the Sarbanes-Oxley Act of 2002 and Section 14A(a) and (b) of the Securities Exchange Act of 1934. Such sections are provided below:

Section 404(b) of the Sarbanes-Oxley Act of 2002 requires a public company’s auditor to attest to, and report on, management’s assessment of its internal controls.

Sections 14A(a) and (b) of the Securities and Exchange Act, implemented by Section 951 of the Dodd-Frank Act, require companies to hold shareholder advisory votes on executive compensation and golden parachute compensation.

We have already taken advantage of these reduced reporting burdens in this Form 10-K, which are also available to us as a smaller reporting company as defined under Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

As long as we qualify as an emerging growth company, we will not be required to comply with the requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002 and Section 14A(a) and (b) of the Securities Exchange Act of 1934.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the “Securities Act”) for complying with new or revised accounting standards.  We are choosing to irrevocably opt out of the extended transition period for complying with new or revised accounting standards under Section 102(b)(2) of the JOBS Act.

CURRENT BUSINESS

We intend to be engaged in the real estate and land development business in the United States. We intend to develop a portfolio of development opportunities in various stages along with opportunistic acquisitions and partnerships in our core-markets. We operate under Stratus Capital Corp. We have historical presence and management experience in the mid-west and south-east regions. We plan to organize our business into the following operating segments:

  Early Stage Land Development
  In-fill Development of Single-Family Attached and Multi-Family Product
  Opportunistic Joint-Ventures, Partnerships, and Lending

Organizational Structure

Stratus Capital Corporation
Organizational Structure

LAND DEVELOPMENT	COMMERCIAL, RESIDENTIAL & MIXED-USE DEVELOPMENT	JOINT-VENTURES, PARTNERSHIPS AND LENDING

ENTITLEMENT	SINGLE & MULTI FAMILY PRODUCT	INFILL JOINT-VENTURES

ASSET REPOSITIONING	SENIOR HOUSING	STRATEGIC PARTNERSHIPS

DEVELOPMENT	CONSTRUCTION SERVICES	STRATEGIC LENDING

Business Strategy

Our long-term strategy:

•	Pursuing opportunities within our core markets;

•	Developing high-quality relationships with our asset partners;

•	Maintaining a cost-efficient culture; and

•	Appropriately balancing risk and opportunity.

We are committed to improving the communities we work within and enhancing the lifestyle of our neighborhoods. Delivering on this involves thoughtful planning to accommodate the needs of our various customers, homeowners and the surrounding community. We engage unaffiliated civil and architectural firms to develop and augment existing plans in order to ensure that our developments reflect current market updates to complement our surrounding communities.

We intend to acquire our assets in core locations where we can target maximizing long-term shareholder value and operate our business to capitalize on market appreciation and mitigate risks from economic downturns as we recognize the cyclical nature of the national real estate market. We intend to regularly assess our capital allocation strategy to drive shareholder return. We also take advantage of joint venture opportunities, partnerships and lending opportunities as they arise in order to secure asset allocations to share risk and maximize returns.

We intend to execute this strategy by:

•	Increasing our existing land supply through expanding market presence;

•	Combining land acquisition and development expertise with development operations;

•	Maintaining an efficient capital structure;

•	Selectively investing in joint-ventures, partnerships and lending opportunities; and

•	Employing and retaining a highly experienced management team with a strong operating track record.

Land and Development Strategies

Community development includes the acquisition and development of communities, which may include obtaining significant planning and entitlement approvals and completing construction of off-site and on-site utilities and infrastructure. We intend to generally operate as small community developers, but in some communities, we operate solely as merchant builders, in which case, we acquire fully planned and entitled lots and may construct on-site improvements or in-fill opportunities.

In order to maximize our expected risk-adjusted return, the allocation of capital for land investment is performed in the discretion of our management (2 persons) at the corporate level with a disciplined approach to overall portfolio management. Macro and micro indices, including but not limited to employment, housing starts, new home sales, re-sales and foreclosures, along with market related shifts in competition, land availability and consumer preferences, are carefully analyzed to determine our land and homebuilding strategy. Our long-term plan is compared on an ongoing basis to current conditions in the marketplace as they evolve and is adjusted to the extent necessary.

Community Integration

We intend to complement each community or neighborhood and governing municipality we interact with, beginning with an overall community master plan and then determining the specific asset opportunity to maximize returns for our shareholders and the stakeholders of the area. After necessary governmental and other approvals have been obtained, we intend to improve the assets as planned.

The life cycle of an asset generally ranges from two to five years, commencing with the acquisition or investment in the asset and continuing through the development phase, concluding with the sale, construction or delivery of product types. The actual life cycle will vary based on the asset type, the development cycle and the general market conditions.

Sources and Availability of Raw Materials

When we commence our business plan of development, based on local market practices, we either directly, or indirectly through our subcontractors, intend to purchase drywall, cement, steel, lumber, insulation and the other building materials necessary to construct the various residential product asset classes we develop. While these materials are generally widely available from a variety of sources, from time to time we may experience material shortages on a localized basis which can substantially increase the price for such materials and our construction process can be slowed. We have multiple sources for the materials we intend to purchase, which will decrease the likelihood that we would experience significant delays due to unavailability of necessary materials.

Trades and Labor

Our construction, land and purchasing teams will coordinate subcontracting services and supervise all aspects of construction work and quality control. We intend to act as a general contractor for residential projects.

Subcontractors perform construction and land development scopes of work, generally under fixed-price contracts. The availability of labor, specifically as it relates to qualified tradespeople, at reasonable prices can be challenging in some markets as the supply chain responds to uneven industry growth and other economic factors that affect the number of people in the workforce.

Procurement and Construction

We plan to have a comprehensive procurement program that leverages our size and regional presence to achieve efficiencies and cost savings. Our procurement objective is to maximize cost and process efficiencies to ensure consistent utilization of established contractual arrangements.

Sales and Marketing

Our marketing program will be built out utilizing a balanced approach of corporate support and local expertise to attract potential lot buyers or homebuyers in a focused, efficient and cost-effective manner. Our sales and marketing teams will provide a generalized marketing framework across our regional operations. We hope to maintain product and price level differentiation through market and customer research to meet the need of our homebuilders and homebuyers.

The central element of our marketing platform is our web presence at www.StratusCapCorp.com. The main purpose of this website is to connect with potential customers.

Competition

The land development and homebuilding business is highly competitive and fragmented. We compete with numerous national and local competitors of varying sizes, most of which have greater sales and financial resources than us. We compete primarily on the basis of location, lot availability, product design, quality, service, price and reputation.

In order to maximize our sales volumes, profitability and product strategy, we strive to understand our competition and their pricing, product and sales volume strategies and results. Competition among residential land developers and homebuilders of all sizes is based on a number of interrelated factors, including location, lot sizes, reputation, amenities, floor plans, design, quality and price.

Seasonality

We expect to experience variability in our results on a quarterly basis therefore our results may fluctuate significantly on a quarterly basis, and we must maintain sufficient liquidity to meet short-term operating requirements. Factors expected to contribute to these fluctuations include, but are not limited to:

•	the timing of the introduction and start of construction of new projects;

•	the timing of sales;

•	the timing of closings of homes, lots and parcels;

•	the timing of receipt of regulatory approvals for development and construction;

•	the condition of the real estate market and general economic conditions in the areas in which we operate;

•	Joint-venture, partnerships and loan and investment opportunities;

•	construction timetables;

•	the cost and availability of materials and labor; and

•	weather conditions in the markets in which we develop and build.
8

Regulation, Environmental, Health and Safety Matters

Regulatory

We are subject to various local, state and federal statutes, ordinances, rules and regulations concerning zoning, building design, construction and similar matters, including local regulations that impose restrictive zoning and density requirements in order to limit the number of homes that can eventually be built within the boundaries of a particular property or locality. In a number of our markets, there has been an increase in state and local legislation requiring the dedication of land as open space. In addition, we are subject to various licensing, registration and filing requirements in connection with the construction, advertisement and sale of homes in our communities. The impact of these laws has been to increase our overall costs and may delay the opening of communities or cause us to conclude that development of particular communities would not be economically feasible, even if any or all necessary governmental approvals are obtained. We also may be subject to periodic delays or may be precluded entirely from developing communities due to building moratoriums in one or more of the areas in which we operate, including development of building lots for clients. Generally, such moratoriums relate to insufficient water, power, drainage or sewage facilities or inadequate road capacity.

In order to secure certain approvals in some areas, we may be required to provide affordable housing at below market sales prices of residential product or price certain percentage of building lots to meet these requirements. In addition, local and state governments have broad discretion regarding the imposition of development fees for projects under their jurisdictions, as well as requiring concessions or that the developer or builder construct certain improvements to public places such as parks and streets or fund schools. The impact of these requirements on us depends on how the various state and local governments in the areas in which we engage, or intend to engage, in development implement their programs. To date, these restrictions have not had a material impact on us.

We are subject to various state and federal statutes, rules and regulations, including those that relate to licensing, lending operations and other areas of mortgage origination and financing. The impact of those statutes, rules and regulations can increase our homebuyers’ cost of financing, increase our cost of doing business, as well as restrict our homebuyers’ access to some types of loans. Certain requirements provided for by the Dodd-Frank Wall Street Reform and Consumer Protection Act ("Dodd-Frank Act") have not yet been finalized or fully implemented. The effect of such provisions on our financial services business will depend on the rules that are ultimately enacted. The title and settlement services provided by Inspired Title are subject to various regulations, including regulation by state banking and insurance regulators.

In order for our homebuyers to finance their home purchases with FHA-insured, Veterans Administration-guaranteed or U.S. Department of Agriculture-guaranteed mortgages, we are required to build such homes in accordance with the regulatory requirements of those agencies.

Some states have statutory disclosure requirements or other pre-approval requirements or limitations governing the marketing and sale of new homes. These requirements vary widely from state to state.

Some states require us to be registered as a licensed contractor, a licensed real estate broker and in some markets our sales agents are additionally required to be registered as licensed real estate agents.

Environmental

We also are subject to a variety of local, state and federal statutes, ordinances, rules and regulations concerning protection of public health and the environment (collectively, “environmental laws”). For example, environmental laws may affect: how we manage storm water runoff, wastewater discharges, and dust; how we develop or operate on properties on or affecting resources such as wetlands, endangered species, cultural resources, or areas subject to preservation laws; and how we address contamination. The particular environmental laws that apply to any given community vary greatly according to the location and environmental condition of the site and the present and former uses of the site. Complying with these environmental laws may result in delays, may cause us to incur substantial compliance and other costs, and/or may prohibit or severely restrict development in certain environmentally sensitive regions or areas. Noncompliance with environmental laws could result in fines and penalties, obligations to remediate, permit revocation, and other sanctions; and contamination or other environmental conditions at or in the vicinity of our developments could result in claims against us for personal injury, property damage, or other losses.

As part of the land acquisition due diligence process, we intend to utilize environmental assessments to identify environmental conditions that may exist on potential acquisition properties.

We intend to manage compliance with environmental laws at the division level with assistance from the local consultants.

Health and Safety

We are committed to maintaining high standards in health and safety at all of our sites. Key areas of focus are on site conditions meeting exacting health and safety standards, and on subcontractor performance throughout our operating areas meeting or exceeding expectations.

Intellectual Property

We own certain logos and trademarks that are important to our overall branding and sales strategy. Our consumer logos are designed to draw on our recognized homebuilding heritage while emphasizing a customer-centric focus.

Employees, Subcontractors and Consultants

As of April 14, 2020, we employ no persons except our officers serve on a part-time basis. Of these, all are engaged in land development, administration and construction operations, senior management facilitate joint-ventures, partnerships or loan investments. As of this date we were not subject to collective bargaining agreements. We consider our employee relations to be good.

We will act as a general contractor at times, or as project manager engaging local general contractors with all construction operations. We will use independent consultants and contractors for land planning, civil engineering, architectural, advertising and legal services.

Revenue

We did not record any revenue during the year ended December 31, 2019 or from December 31, 2019 through the date of this filing.

Investment Company Act 1940

Although we will be subject to regulation under the Securities Act of 1933, as amended, and the 1934 Act, we believe we will not be subject to regulation under the Investment Company Act of 1940 (the “1940 Act”) insofar as we will not be engaged in the business of investing or trading in securities. In the event we engage in business combinations that result in us holding passive investment interests in a number of entities, we could be subject to regulation under the 1940 Act. In such event, we would be required to register as an investment company and incur significant registration and compliance costs. We have obtained no formal determination from the SEC as to our status under the 1940 Act and, consequently, any violation of the 1940 Act would subject us to material adverse consequences. We believe that, currently, we are exempt under Regulation 3a-2 of the 1940 Act.

Factors Effecting Future Performance

The factors affecting our future performance are listed and explained below under the section “Risk Factors” below.

Description Of Properties/Assets

Real Estate - None

Oil and Gas Properties - None

Patents - None

Trademarks - We own certain logos and trademarks that are important to our overall branding and sales strategy. Our consumer logos are designed to draw on our recognized homebuilding heritage while emphasizing a customer-centric focus.

Plan of Operations

Our plan of operations is to raise debt and/or equity to meet our ongoing operating expenses with opportunities for growth in return for shares of our common stock to create value for our shareholders. There can be no assurance that we will successfully complete this series of transactions. In particular, there is no assurance that any stockholder will realize any return on their shares after such a transaction. Any merger or acquisition completed by us can be expected to have a significant dilutive effect on the percentage of shares held by our current stockholders.

Our intended general and administrative budget for the next twelve months is as follows:

	Q1 financial year ended December 31, 2020	Q2 financial year ended December 31, 2020	Q3 financial year ended December 31, 2020	Q4 financial year ended December 31, 2020	Twelve Month Total
Accounting	$4,000	$4,000	$4,000	$4,000	$16,000
Legal	5,000	5,000	5,000	5,000	20,000
Other fees	1,000	1,000	1,000	1,000	4,000
General and administrative	1,500	1,500	1,500	1,500	6,000
Miscellaneous	500	500	500	500	2,000
Salaries	18,000	18,000	18,000	18,000	72,000
Total Operating Expenses	$30,000	$30,000	$30,000	$30,000	$120,000

At this time, we have minimal cash on hand and no committed resources of debt or equity to fund these losses and will rely, potentially, on advances from our principal shareholder or our directors and officers. There can be no guarantee that we will be able to obtain sufficient funding from these sources.

The Company may change any or all of the budget categories in the execution of its business model. None of the line items are to be considered fixed or unchangeable. The Company may need substantial additional capital to support its budget. We have not recognized revenues from our planned operational activities.

Based on our current cash reserves of approximately $244 as of December 31, 2019, we have the cash for an operational budget of less than one month.  We intend to offer a private placement of shares to investors in order to achieve at least $100,000 in funding in the next year. We intend to commence this offering in late April of 2020. If we are unable to generate enough revenue, to cover our operational costs, we will need to seek additional sources of funds. Currently, we have no committed source for any funds as of the date hereof. No representation is made that any funds will be available when needed. In the event funds cannot be raised if and when needed, we may not be able to carry out our business plan and could fail in business as a result of these uncertainties.

The independent registered public accounting firm’s report on our financial statements as of December 31, 2019, includes a “going concern” explanatory paragraph that expresses doubt about our ability to continue as a going concern.

Reports to Securities Holders

We provide an annual report that includes audited financial information to our shareholders. We will make our financial information equally available to any interested parties or investors through compliance with the disclosure rules for a small business issuer under the Securities Exchange Act of 1934. We are subject to disclosure filing requirements including filing Form 10K annually and Form 10Q quarterly. In addition, we will file Form 8K and other proxy and information statements from time to time as required. We do not intend to voluntarily file the above reports in the event that our obligation to file such reports is suspended under the Exchange Act. The public may read and copy any materials that we file with the Securities and Exchange Commission, (“SEC”), at the SEC’s Public Reference Room at 100 F Street NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

ITEM 1A. RISK FACTORS.

Incorporated by reference and included in the Company's Form 10 filed with the Securities and Exchange Commission (www.sec.gov), dated September 9, 2019.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

NONE.

ITEM 2. PROPERTIES.

Real Estate.

None.

Oil and Gas.

None.

Patents.

None.

ITEM 3. LEGAL PROCEEDINGS.

We are not currently involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect. We anticipate that we (including current and any future subsidiaries) will from time to time become subject to claims and legal proceedings arising in the ordinary course of business. It is not feasible to predict the outcome of any such proceedings and we cannot assure that their ultimate disposition will not have a materially adverse effect on our business, financial condition, cash flows or results of operations.

ITEM 4. MINE SAFETY DISCLOSURE.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Price and Stockholder Matters

Shares of our common stock trade on the OTC PINK and quotations for the common stock are listed by the OTC Markets under the symbol "SRUS." On September 25, 2018 the symbol changed from “ASHC” to “SRUS” after a holding company reorganization.

The following table sets forth for the respective periods indicated the prices of our common stock in this market as reported and summarized by the National Quotation Bureau. Such prices are based on inter-dealer bid and asked prices, without markup, markdown, commissions, or adjustments and may not represent actual transactions.

During the fiscal years ended December 31, 2019 and 2018, we (and our predecessor Ashcroft Homes) had a trading history as follows:

	HIGH	LOW
Quarter Ended:

March 31, 2019	$0.04	$0.023
June 30, 2019	$0.03	$0.013
September 30, 2019	$0.14	$0.14
December 31, 2019	$0.10	$0.10

March 31, 2018	$0.02	$0.005
June 30, 2018	$0.005	$0.005
September 30, 2018	$0.055	$0.005
December 31, 2018	$0.055	$0.022

March 31, 2019	$0.15	$0.05

Last Reported Price

On April 14, 2020, the last reported bid price of our shares of common stock reported on the OTC PINK was $0.10 per share.

Record Holders

There were 271 holders of record as of April 14, 2020. In many instances, a registered stockholder is a broker or other entity holding shares in street name for one or more customers who beneficially own the shares.

Our transfer agent is Corporate Stock Transfer, 3200 Cherry Creek Drive South, Suite 430, Denver, Colorado 80209. Their telephone number is (303) 282-4800.

Dividend Policy

We have never paid cash dividends and have no plans to do so in the foreseeable future. Our future dividend policy will be determined by our board of directors and will depend upon a number of factors, including our financial condition and performance, our cash needs and expansion plans, income tax consequences, and the restrictions that applicable laws, any future preferred stock instruments, and any future credit arrangements may then impose.

Penny Stock

Penny Stock Regulation Broker-dealer practices in connection with transactions in "penny stocks" are regulated by certain penny stock rules adopted by the Securities and Exchange Commission. Penny stocks generally are equity securities with a price of less than $5.00. Excluded from the penny stock designation are securities registered on certain national securities exchanges or quoted on NASDAQ, provided that current price and volume information with respect to transactions in such securities is provided by the exchange/system or sold to established customers or accredited investors.

The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in connection with the transaction, and the monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules generally require that prior to a transaction in a penny stock, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction.

These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. As our securities have become subject to the penny stock rules, investors may find it more difficult to sell their securities.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities.

We have sold no unregulated securities in the past three years, except:

Effective September 30, 2018, we issued 4,000,000 shares of common stock as compensation to two directors and officers. We valued the stock at $220,000 based on the share price of $0.055 on the grant date.

Effective January 17, 2019, we issued 1,000,000 shares of Series A Super Majority Voting Preferred Stock for cash consideration of $10,000 and compensation for services rendered totaling $75,500 to one of our directors and officers who is also our principal shareholder. It can vote equivalent of 60% of common stock at all times. The stock was valued at $85,500 by an independent valuation firm using a market approach.

The transactions were exempt from Registration under Section 4(a)2 of the Securities Act of 1933.

Shares or Warrants Issued for Compensation or Services

From January 1, 2019 through December 31, 2019, we have issued shares of our common stock in exchange for services to the individuals and the amounts set forth below.

Name	Issuance
Richard O. Dean	1,000,000 Series A Preferred Shares for $75,000 in compensation and $10,000 in cash

Exemption from Registration Claimed

All of the sales by us of the unregistered securities listed immediately above were made by us in reliance upon Section 4(a)(2) of the Act. All of the individuals and/or entities listed above that purchased the unregistered securities were all known to us and our management, through pre-existing business relationships, as long-standing business associates, friends, and employees. All purchasers were provided access to all material information, which they requested, and all information necessary to verify such information and were afforded access to our management in connection with their purchases. All purchasers of the unregistered securities acquired such securities for investment and not with a view toward distribution, acknowledging such intent to us. All certificates or agreements representing such securities that were issued contained restrictive legends, prohibiting further transfer of the certificates or agreements representing such securities, without such securities either being first registered or otherwise exempt from registration in any further resale or disposition.

Issuer Purchases of Equity Securities

We did not repurchase any shares of our common stock during the year ended December 31, 2019.

ITEM 6. SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements and Associated Risks.

This Form 10-K contains certain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose, any statements contained in this Form 10-K that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as “may,” “will,”, “expect,” “believe,”, “anticipate,” “estimate,” or “continue,” or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control. These factors include but are not limited to economic conditions generally and in the industries in which we may participate; competition within our chosen industry, including competition from much larger competitors; technological advances and failure to successfully develop business relationships.

Based on our financial history since inception, our auditor has expressed substantial doubt as to our ability to continue as a going concern. As reflected in the accompanying financial statements, as of December 31, 2019, we had an accumulated deficit totaling $184,877. This raises substantial doubt about our ability to continue as a going concern.

Plan of Operation

Our plan of operations is to raise debt and/or equity to meet our ongoing operating expenses with opportunities for growth in return for shares of our common stock to create value for our shareholders. There can be no assurance that we will successfully complete this series of transactions. In particular, there is no assurance that any stockholder will realize any return on their shares after such a transaction. Any merger or acquisition completed by us can be expected to have a significant dilutive effect on the percentage of shares held by our current stockholders.

We believe we are an insignificant participant among the firms which engage in the acquisition of business opportunities. There are many established venture capital and financial concerns that have significantly greater financial and personnel resources and technical expertise than we have. In view of our limited financial resources and limited management availability, we will continue to be at a significant competitive disadvantage compared to our competitors.

We intend to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to us by persons or firms which desire to seek the advantages of an issuer who has complied with the Securities Act of 1934 (the “1934 Act”). We will not restrict our search to any specific business, industry or geographical location, and we may participate in business ventures of virtually any nature. This discussion of our proposed business is purposefully general and is not meant to be restrictive of our virtually unlimited discretion to search for and enter into potential real estate development and construction opportunities. We anticipate that we may be able to participate in only a few projects initially because of our lack of financial resources.

We may seek a business opportunity with entities which have recently commenced operations, or that desire to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes. We may acquire assets and establish wholly owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

We expect that the selection of a business opportunity will be complex and risky. Due to general economic conditions, rapid technological advances being made in some industries and shortages of available capital, we believe that there are numerous firms seeking the benefits of an issuer who has complied with the 1934 Act. Such benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes) for all stockholders and other factors. Potentially, available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. We have, and will continue to have, essentially no assets to provide the owners of business opportunities. However, we will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in an issuer who has complied with the 1934 Act without incurring the cost and time required to conduct an initial public offering.

The analysis of new business opportunities will be undertaken by, or under the supervision of, our sole director. We intend to concentrate on identifying preliminary prospective business opportunities which may be brought to our attention through present associations of our director, professional advisors or by our stockholders. In analyzing prospective business opportunities, we will consider such matters as (i) available technical, financial and managerial resources; (ii) working capital and other financial requirements; (iii) history of operations, if any, and prospects for the future; (iv) nature of present and expected competition; (v) quality, experience and depth of management services; (vi) potential for further research, development or exploration; (vii) specific risk factors not now foreseeable but that may be anticipated to impact the proposed activities of the company; (viii) potential for growth or expansion; (ix) potential for profit; (x) public recognition and acceptance of products, services or trades; (xi) name identification; and (xii) other factors that we consider relevant. As part of our investigation of the business opportunity, we expect to meet personally with management and key personnel. To the extent possible, we intend to utilize written reports and personal investigation to evaluate the above factors.

We will not acquire or merge with any company for which audited financial statements cannot be obtained within a reasonable period of time after closing of the proposed transaction.

RESULTS OF OPERATIONS FOR FISCAL YEAR ENDED DECEMBER 31, 2019 COMPARED TO THE PERIOD FROM JUNE 28, 2018 (INCEPTION) TO DECEMBER 31, 2018

We are a publicly quoted real estate development company seeking to develop or redevelop residential, commercial or mixed used properties

Revenue

We recognized no revenue during the year ended December 31, 2019 nor for the period from June 28, 2018 (Inception) to December 31, 2018 as we had no revenue generating activities during these periods.

General and Administrative Expenses

During the period ended December 31, 2019, we incurred general and administrative expenses of $222,452 comprising officers’ compensation of $147,500, accounting, auditing, legal and share transfer agent fees totaling $64,045 and sundry other expenses of $10,906. During the period from June 28, 2018 (Inception) to December 31, 2018, we incurred general and administrative expenses of $268,478 comprising officers’ compensation of $238,000, accounting, auditing, legal and share transfer agent fees totaling $27,484 and sundry office expenses of $2,994.

The decrease of $90,500 in officer’s compensation between the period from June 28, 2018 (Inception) to December 31, 2018 and the year ended December 31, 2019 arose due to $144,500 decrease in stock-based compensation issued to officers in 2019 as opposed to 2018, partially offset by a $54,000 increase in accrued monthly compensation for the officers in the 12 month period ended December 31, 2019 as compared to the approximately six month prior period ending December 31, 2018.

The increase in sundry office expenses from $2,994 in the period from June 28, 2018 (Inception) to December 31, 2018 compared to $10,906 in the year ended December 31, 2019 was due to $3,460 incurred in travel costs in 2019 that were not incurred in 2018 and increased office expenses over the 12 month period ended December 31, 2019 as opposed to the approximately six month prior period ending December 31, 2018.

Operating Loss

During the period ended December 31, 2019, we incurred an operating loss of ($222,452) due to the factors discussed above compared to an operating loss of ($268,478) during the period from June 28, 2018 (Inception) to December 31, 2018.

Interest and Other Income (Expenses)

During the period ended December 31, 2019, we incurred $4,890 in related party interest expense. During the period from June 28, 2018 (Inception) to December 31, 2018, we incurred $483 in related party interest expense on a working capital loan provided to us by one of our directors and officers, and a $311,426 gain on the sale of our subsidiary.

Loss before Income Tax

During the period ended December 31, 2019, we incurred a net loss before income taxes of $(227,342) due to the factors discussed above compared to during the period from June 28, 2018 (Inception) to December 31, 2018, we earned a net income before income taxes of $42,465.

Provision for Income Tax

No provision for income taxes was recorded during the period ended December 31, 2019, nor from June 28, 2018 (Inception) to December 31, 2018, as after adjusting for the non-taxable gain on the disposal of our subsidiary company, we incurred a taxable loss in the period.

Net Loss

During the period ended December 31, 2019, we incurred a net loss of ($227,342), due to the factors discussed above compared to the period from June 28, 2018 (Inception) to December 31, 2018, we earned a net income of $42,465.

CASH FLOW

At December 31, 2019, we did not have any revenue generating activities or other sources of income and we had total liabilities and an accumulated deficit of ($184,877).

Fiscal Year Ended
December 31, 2019
Net Cash Used in Operating Activities	$(74,976)
Net Cash Used in Investing Activities	—
Net Cash Provided by Financing Activities	75,220
Net Movement in Cash and Cash Equivalents	$$244

Operating Activities

During the period ended December 31, 2019, we had a net loss of ($227,342) which included $75,500 in stock-based compensation, a decrease in accounts payable of ($24) and an increase in accrued expenses – related parties of $76,890 resulting in net cash of ($74,976) being used in operations.

During the period from June 28, 2018 (Inception) to December 31, 2018, we earned a net income of $42,465 which included a $311,426 non-cash gain on the sale of our subsidiary company, $220,000 in, stock-based compensation, an increase in accounts payable of $721 and an increase in accrued expenses – related parties of $18,483 resulting in net cash of $(29,757) being used in operations.

Investing Activities

During the period ended December 31, 2019, we had no investing activities.

During the period from June 28, 2018 (Inception) to December 31, 2018, we paid $1,000 on the disposal of our subsidiary company.

Financing Activities

During the year ended December 31, 2019, we received $65,620 by way of loan from one of our directors and officers, $10,000 from the sale of preferred stock and paid off our $400 overdrawn bank account resulting in a total of $75,220 generated from financing operations.

During the period from June 28, 2018 (Inception) to December 31, 2018, we received $30,357 by way of loan from one of our directors and officers and overdrew our bank account by $400 resulting in a total of $30,757 generated from financing operations.

We are dependent upon the receipt of capital investment or other financing to fund our ongoing operations and to execute our business plan to become a profitable real estate development company seeking to develop or redevelop residential, commercial or mixed used properties. In addition, we are dependent upon our controlling shareholder to provide continued funding and capital resources. If continued funding and capital resources are unavailable at reasonable terms, we may not be able to implement our plan of operations.

CRITICAL ACCOUNTING POLICIES

All companies are required to include a discussion of critical accounting policies and estimates used in the preparation of their financial statements. On an on-going basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Our significant accounting policies are described in Note 3 of our Financial Statements on page F-7. These policies were selected because they represent the more significant accounting policies and methods that are broadly applied in the preparation of our financial statements.

Inflation

In the opinion of management, inflation has not and will not have a material effect on our operations in the immediate future.

Management will continue to monitor inflation and evaluate the possible future effects of inflation on our business and operations.

Off-Balance Sheet Arrangements

Per SEC regulations, we are required to disclose our off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, such as changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors. As of December 31, 2019, we have no off-balance sheet arrangements.

Share-based Compensation

In accordance with ASC 718, Compensation – Stock Based Compensation, and ASC 505, Equity Based Payments to Non-Employees, we account for share-based payment using the fair value method. Common shares issued to third parties for non-cash consideration are valued based on the fair market value of the services provided or the fair market value of the common stock on the measurement date, whichever is readily determinable. Measurement date for non-employees is the grant date of the share-based compensation.

Recently Issued Accounting Pronouncements

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features; II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. Part I of this update addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option. Part II of this update addresses the difficulty of navigating Topic 480, Distinguishing Liabilities from Equity, because of the existence of extensive pending content in the FASB Accounting Standards Codification. This pending content is the result of the indefinite deferral of accounting requirements about mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable noncontrolling interests. The amendments in Part II of this update do not have an accounting effect. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. We adopted this ASU as of January 1, 2019. The amendments in this ASU did not have a material impact on our financial statements.

In February 2018, the FASB issued ASU 2018-02, Income Statement — Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendments in this ASU allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Act. Consequently, the amendments eliminate the stranded tax effects resulting from the Act and will improve the usefulness of information reported to financial statement users. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted in any interim period after issuance of the ASU. We adopted this ASU as of January 1, 2019. The amendments in this ASU did not have a material impact on our financial statements.

In June 2018, the FASB issued ASU 2018-07, Compensation — Stock Compensation (ASC 718): Improvements to Nonemployee Share-Based Payment Accounting, which expands the scope of ASC 718 to include share-based payment transactions for acquiring goods and services from nonemployees and applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. ASC 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under ASC 606. This update is effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted, but no earlier than an entity’s adoption date of ASC 606. We adopted this ASU as of January 1, 2019. The amendments in this ASU did not have a material impact on our financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (ASC 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. ASU 2018-13 removes certain disclosures, modifies certain disclosures and adds additional disclosures. The ASU is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2019. Early adoption is permitted. We are evaluating the effect that this update will have on its financial statements and related disclosures.

Management has evaluated other recently issued accounting pronouncements and does not believe that any of these pronouncements will have a significant impact on our financial statements and related disclosures.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Act of 1934 and are not required to provide the information under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

STRATUS CAPITAL CORP.

FINANCIAL STATEMENTS

For the year ended December 31, 2019 and the period from June 28, 2018 (Inception) to December 31, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Stratus Capital Corp.

Greenwood Village, Colorado

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Stratus Capital Corp. (the Company) as of December 31, 2019 and 2018, and the related statements of operations, shareholders’ equity (deficit), and cash flows for the year ended December 31, 2019 and the period from June 28, 2018 (Inception) to December 31, 2018, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the year ended December 31, 2019 and the period from June 28, 2018 (inception) to December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Consideration of the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has suffered recurring losses and has no operations which raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Pinnacle Accountancy Group of Utah

We have served as the Company’s auditor since 2018.

Pinnacle Accountancy Group of Utah

a dba of Heaton & Company, PLLC

Farmington, Utah

April 14, 2020

STRATUS CAPITAL CORP.
BALANCE SHEETS

	DECEMBER 31,	DECEMBER 31,
	2019	2018
ASSETS
Current Assets
Cash and Cash Equivalents	$244	$—

Total Current Assets	244	—

Total Assets	$244	$—

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities
Checks Drawn in Excess of Bank Balance	$—	$400
Accounts Payable	697	721
Accruals - Related Parties	95,373	18,483
Note Payable - Related Party	95,977	30,357

Total Current Liabilities	192,047	49,961

Total Liabilities	192,047	49,961

Commitments and Contingencies (Note 8)

Shareholders' Deficit
Preferred Stock, $0.0001 par value, 9,000,000 shares
authorized, 0 issued or outstanding	—	—
Series A Preferred Stock, $0.0001 par value, 1,000,000 shares
authorized, 1,000,000 and 0 issued and outstanding, respectively	100	—
Common Stock, $0.0001 par value, 25,000,000 shares
authorized, 21,525,481 issued and outstanding	2,153	2,153
Additional Paid In Capital	(9,179)	(94,579)
Retained Earnings (Deficit)	(184,877)	42,465

Total Shareholders' Deficit	(191,803)	(49,961)

Total Liabilities and Shareholders' Deficit	$244	$—

The accompanying notes are an integral part of these audited financial statements.

STRATUS CAPITAL CORP.
STATEMENTS OF OPERATIONS

		FOR THE PERIOD
	FOR THE YEAR ENDED	FROM JUNE, 28, 2018 (Inception)
	DECEMBER 31, 2019	TO DECEMBER 31, 2018

REVENUE	$—	$—

OPERATING EXPENSES
General and administrative expenses	222,452	268,478

Total Operating Expenses	222,452	268,478

OPERATING LOSS	(222,452)	(268,478)

OTHER INCOME (EXPENSE)
Gain on sale of subsidiary company	—	311,426
Interest - related party	(4,890)	(483)

Total Other Income (Expense)	(4,890)	310,943

INCOME (LOSS) BEFORE TAXES	(227,342)	42,465

TAXES	—	—

NET INCOME (LOSS)	$(227,342)	$42,465

Net Income (Loss) per Common Share: Basic and Diluted	$(0.01)	$0.00

Weighted Average Common Shares Outstanding: Basic and Diluted	21,525,481	19,503,976

The accompanying notes are an integral part of these audited financial statements.

STRATUS CAPITAL CORP.
STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT FOR THE YEAR ENDED DECEMBER 31, 2019 AND THE PERIOD FROM JUNE 28, 2018 (INCEPTION) TO DECEMBER 31, 2018

	Series A Preferred Shares			Common Shares		Additional Paid-In	Retained
	Shares	Amount		Shares	Amount	Capital	Earnings (Deficit)	Total

Balance at June 28, 2018 (Inception)	—	$		—	$—	$—	$—	$—

Reverse recapitalization	—		—	17,525,481	1,753	(314,179)	—	(312,426)

Shares issued as officers' compensation	—		—	4,000,000	400	219,600	—	220,000

Net income for the period	—		—	—	—	—	42,465	42,465

Balance at December 31, 2018	—		$—	21,525,481	$2,153	$(94,579)	$42,465	$(49,961)

Preferred shares issued for cash	116,959		12	—	—	9,988	—	10,000

Preferred shares issued as officer's compensation	883,041		88	—	—	75,412	—	75,500

Net loss for the year	—		—	—	—	—	(227,342)	(227,342)

Balance at December 31, 2019	1,000,000		$100	21,525,481	$2,153	$(9,179)	$(184,877)	$(191,803)

The accompanying notes are an integral part of these audited financial statements.

STRATUS CAPITAL CORP.
STATEMENTS OF CASH FLOWS

		FOR THE PERIOD
	FOR THE YEAR ENDED	FROM JUNE 28, 2018 (Inception)
	DECEMBER 31, 2019	TO DECEMBER 31, 2018
Cash Flow from Operating Activities:

Net Income (Loss)	$(227,342)	$42,465
Adjustments to reconcile net income (loss) to
net cash used in operating activities
Stock based compensation	75,500	220,000
Gain on disposal of subsidiary company	—	(311,426)

Changes in working capital items:
Accounts payable	(24)	721
Accruals – related parties	76,890	18,483

Net Cash Flow used in Operating Activities	(74,976)	(29,757)

Net Cash Flow from Investing Activities
Payment on disposal of subsidiary company	—	(1,000)

Net Cash Flow used in Investing Activities	—	(1,000)

Net Cash Flow used in Financing Activities
Checks drawn in excess of bank balance	(400)	400
Advances under note payable - related party	65,620	30,357
Preferred stock issued for cash	10,000

Net Cash Flow from Financing Activities	75,220	30,757

Net Change in Cash:	244	—

Beginning Cash:	$—	$—

Ending Cash:	$244	$—

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$—	$—
Cash paid for tax	$—	$—

Non Cash Financing Activities:

Settlement of liabilities through disposal of subsidiary company	$—	$312,426

The accompanying notes are an integral part of these audited financial statements.

STRATUS CAPITAL CORP.

NOTES TO AUDITED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2019 AND

THE PERIOD OF JUNE 28, 2018 (INCEPTION) TO DECEMBER 31, 2018

NOTE 1. NATURE OF OPERATIONS

Nature of Business

Stratus Capital Corp., a Delaware corporation, (“Status Capital,” “the Company,” “We," "Us," or “Our’) is a publicly quoted real estate development company seeking to develop or redevelop residential, commercial or mixed used properties.

History

Stratus Capital was incorporated in Delaware on April 13, 2018.

Effective June 28, 2018, following a corporate reorganization as described below (‘the Holding Company Reorganization” or ‘the reverse recapitalization”), Stratus Capital became the reorganized successor to Ashcroft Homes Corporation, a publicly quoted real estate company that ceased trading in 2004.

Reorganization into a Holding Company Structure for Stratus Capital Corp., Inc., reorganization successor to Ashcroft Homes Corporation.

In May 2018, Ashcroft Homes Corporation, a Colorado corporation, redomiciled to Delaware by merging with its wholly owned subsidiary, Ashcroft Homes Merger Co.(“ASHMC”), effective on June 15, 2018.

Pursuant to the Delaware Holding Company formation statute, DGCL Section 251(g), ASHMC entered into an Agreement and Plan of Merger and Reorganization into a Holding Company with Stratus Capital Corp. (“Stratus Capital”) and Ashcroft Operations, Inc., (Ashcroft Operations, Inc.), wholly-owned subsidiaries of ASHMC, effective June 28, 2018.

The Agreement and Plan of Merger and Reorganization into a Holding Company provided for the merger of ASHMC with and into Ashcroft Operations, Inc., with Ashcroft Operations, Inc. being the surviving corporation in the merger, as a subsidiary to Stratus Capital.

ASHMC ceased to exist as an independent legal entity following its merger with Ashcroft Operations, Inc.

The shareholders of ASHMC were converted, by the holding company reorganization, under the Agreement, to shareholders of Stratus Capital on a one for one basis pursuant to the Agreement and the Delaware Statute Sec. 251(g).

Ashcroft Operations, Inc., the surviving company of the merger with ASHMC, became a wholly-owned subsidiary of Stratus Capital, the holding company.

Stratus Capital became the parent holding company resulting under the Agreement, pursuant to Delaware General Corporation Law section 251(g), with its wholly owned subsidiary company, Ashcroft Operations, Inc., the surviving company of the merger with ASHMC.

As a result of the Holding Company Reorganization, shareholders in publicly quoted ASHMC (formerly the shareholders of Ashcroft Homes Corporation as of the date of the reorganization) became shareholders in the publicly quoted Stratus Capital.

Ashcroft Operations, Inc, being the direct successor by the merger with ASHMC., became a subsidiary company of Stratus Capital.

Disposal of Ashcroft Operations, Inc.

Effective June 29, 2018, Stratus Capital disposed of 100% of the issued share capital of its sole subsidiary company, Ashcroft Operations, Inc., to an unrelated third party for a $1,000 payment made to the purchaser to assume ownership of the subsidiary company with outstanding liabilities.

The Holding Company Reorganization has been accounted for so as to reflect the fact that both AHMC and Stratus Capital were under common control at the date of the Holding Company Reorganization.

NOTE 2. GOING CONCERN

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. We have no income and had a shareholders’ deficit of $191,803 as of December 31, 2019. These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties. Our ability to continue as a going concern is dependent upon our ability to raise additional debt or equity funding to meet our ongoing operating expenses and ultimately in merging with another entity with experienced management and profitable operations. No assurances can be given that we will be successful in achieving these objectives.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The summary of significant accounting policies is presented to assist in the understanding of the financial statements. These policies conform to accounting principles generally accepted in the United States of America and have been consistently applied. The accompanying financial statement reflect the operations of Stratus Capital Corp., the sole surviving entity as a result of the reorganization and disposal activities described in Note 1, for the year ended December 31, 2019 and for the period from its inception on June 28, 2018 through December 31, 2018. The Company has selected December 31 as its financial year end. The Company has not earned any revenue to date.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

We maintain cash balances in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. As of December 31, 2019 and 2018, our cash balance was $244 and $0, respectively.

Related Party Transactions:

A related party is generally defined as (i) any person that holds 10% or more of our membership interests including such person's immediate families, (ii) our management, (iii) someone that directly or indirectly controls, is controlled by or is under common control with us, or (iv) anyone who can significantly influence our financial and operating decisions. A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties. See Notes 5, 6 and 9 below for details of related party transactions in the period presented.

Leases

We determine if an arrangement is a lease at inception. Operating leases are included in operating in operating lease right-of-use (“ROU”) as assets, operating lease non-current liabilities, and operating lease current liabilities in our balance sheet. Finance leases are property and equipment, other current liabilities, and other non-current liabilities in the balance sheet.

ROU assets represent the right to use an asset for the lease term and lease liability represent the obligation to make lease payment arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over lease term. As most of the leases doesn’t provide an implicit rate. We generally use the incremental borrowing rate on the estimated rate of interest for collateralized borrowing over a similar term of the lease payments at commencement date. The operating ROU asset also includes any lease payments made and exclude lease incentives. Lease expense for lease payment is recognized on a straight -line basis over lease term.

Leases that transfer substantially all the rewards and risks of ownership to the lessee, other than legal title, are accounted for as finance leases. Substantially all of the risks or benefits of ownership are deemed to have been transferred if any one of the four criteria is met: (i) transfer of ownership to the lessee at the end of the lease term, (ii) the lease containing a bargain purchase option, (iii) the lease term exceeding 75% of the estimated economic life of the leased asset, (iv) the present value of the minimum lease payments exceeding 90% of the fair value. At the inception of a finance lease, we as the lessee records an asset and an obligation at an amount equal to the present value of the minimum lease payments. The leased asset is amortized over the shorter of the lease term or its estimated useful life if title does not transfer to us, while the leased asset is depreciated in accordance with our depreciation policy if the title is to eventually transfer to us. The periodic rent payments made during the lease term are allocated between a reduction in the obligation and interest element using the effective interest method in accordance with the provisions of ASC Topic 835-30, “Imputation of Interest”.

Since June 28, 2018 (Inception), the only lease arrangement we have entered into is a month to month lease for a storage unit. At this lease has a term of less than 12 months, we have elected to adopt the exemption for short term leases and have no accounted for it as described above.

Income Taxes:

The provision for income taxes is computed using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating losses and tax credit carry-forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those tax assets are expected to be realized or settled. We record a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

Uncertain Tax Positions:

We evaluate tax positions in a two-step process. We first determine whether it is more likely than not that a tax position will be sustained upon examination, based on the technical merits of the position. If a tax position meets the more-likely-than-not recognition threshold it is then measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. We classify gross interest and penalties and unrecognized tax benefits that are not expected to result in payment or receipt of cash within one year as long-term liabilities in the financial statements.

Revenue Recognition:

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers. Since that date, the FASB has issued additional ASUs providing further revenue recognition guidance (collectively, “Topic 606”). Topic 606 clarifies the principles for recognizing revenues and costs related to obtaining and fulfilling customer contracts, with the objective of improving financial reporting. The core principle of Topic 606 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration the Company expects to receive in exchange for those goods or services. Topic 606 defines a five-step process to achieve this core principle as follows:

Step 1: Identify the contract(s) with customers

Step 2: Identify the performance obligations in the contract

Step 3: Determine the transaction price

Step 4: Allocate the transaction price to performance obligations

Step 5: Recognize revenue when the entity satisfies a performance obligation

More judgment and estimates are required under Topic 606 than were required under the prior generally accepted accounting principles of Topic 605, Revenue Recognition (“Topic 605”).

In accordance with Topic 606, service revenues are recognized as the services are performed in proportion to the transfer of control to the customer and real estate revenues are recognized at the time of sale when consideration has been exchanged and title has been conveyed to the buyer. At this time, we have not identified specific planned revenue streams.

During the year ended December 31, 2019 and the period from June 28, 2018 (Inception) to December 31, 2018, we did not recognize any revenue.

Advertising Costs:

We expense advertising costs when advertisements occur.  No advertising costs were incurred during the year ended December 31, 2019 or the period June 28, 2018 (Inception) to December 31, 2018.

Stock Based Compensation:

The cost of equity instruments issued to non-employees in return for goods and services is measured by the fair value of the goods or services received or the measurement date fair value of the equity instruments issued, whichever is the more readily determinable, in accordance with ASC 505 Equity-Based Payments to Non-Employees. Measurement date for non-employees is the grant date of the stock based compensation. The cost of employee services received in exchange for equity instruments is based on the grant date fair value of the equity instruments issued, in accordance with ASC 718 Compensation - Stock Compensation.

Net Loss per Share Calculation:

Basic earnings (loss) per common share ("EPS") is computed by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average shares outstanding, assuming all dilutive potential common shares were issued. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

No potentially dilutive debt or equity instruments were issued or outstanding during the year ended December 31, 2019 or the period June 28, 2018 (Inception) to December 31, 2018.

Recently Accounting Pronouncements:

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and do not believe any of these pronouncements will have a material impact on our financial statements.

NOTE 4. GAIN ON DISPOSAL OF SUBSIDIARY COMPANY

Effective June 28, 2018, we disposed of 100% of the issued and outstanding share capital of our subsidiary company, Ashcroft Operations, Inc. to an independent third party (the “Purchaser”).

As of June 28, 2018, Ashcroft Operations, Inc. had no ongoing business or operations, no assets and liabilities totaling $312,426, $296,423 due under an IRS lien and $16,003 due to a related party.

As an inducement for the Purchaser to acquire Ashcroft Operations, Inc. with outstanding net liabilities of $312,426, we paid the Purchaser $1,000.

Accordingly, we recognized a net gain of $311,426 in respect of the disposal of the subsidiary company as Other Income in our statement of operations in the period June 28, 2018 (Inception) to December 31, 2018.

NOTE 5. ACCRUALS - RELATED PARTIES

As of December 31, 2019, a balance of $90,000 (2018-$18,000) accrued compensation was due to our current officers and directors and $5,373 (2018-$483) in accrued interest on the loan made to us by a partnership controlled by one of our directors and officers who is also our principal shareholder.

NOTE 6. NOTE PAYABLE – RELATED PARTY

During the year ended December 31, 2019, a partnership controlled by one of our directors and officers, who is also our principal shareholder, advanced to us $65,620 (2018 – $30,357) by way of a promissory note to finance our working capital requirements.

The promissory note is unsecured, due on demand and bears interest at 8% per annum.

As at December 31, 2019, the balance outstanding under the promissory note was $95,977 (2018 - $30,357.)

NOTE 7. INCOME TAXES

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code that affect fiscal 2018, including, but not limited to requiring a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries that is payable over eight years. The Tax Act also establishes new tax laws that will affect 2018 and later years, including, but not limited to, a reduction of the U.S. federal corporate tax rate from 34% to 21%, a general elimination of U.S. federal income taxes on dividends from foreign subsidiaries, net operating loss deduction limitations, a base erosion, anti-tax abuse tax and a deduction for foreign-derived intangible income and a new provision designed to tax global intangible low-taxed income.

We did not provide any current or deferred US federal income tax provision or benefit for the year ended December 31, 2019 or the period June 28, 2018 (Inception) to December 31, 2018.  When it is more likely than not, that a tax asset cannot be realized through future income, we must record an allowance against any future potential future tax benefit.  We have provided a full valuation allowance against the net deferred tax asset, consisting of net operating loss carry forwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carry forward periods.

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the year ended December 31, 2019 or the period June 28, 2018 (Inception) to December 31, 2018 as defined under ASC 740, "Accounting for Income Taxes."  We did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of the accumulated deficit on the balance sheet.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes.

The sources and tax effects of the differences for the periods presented are as follows:

	Year Ended December 31, 2019	Period from June 28, 2018 (Inception) to December 31, 2018
Statutory U.S. Federal Income Tax Rate	21%	21%
State Income Taxes	5%	5%
Change in Valuation Allowance	(26%)	(26%)
Effective Income Tax Rate	0%	0%

A reconciliation of the income taxes computed at the statutory rate is as follows:

	Year Ended December 31, 2019	Period from June 28, 2018 (Inception) to December 31, 2018
Tax credit (expense) at statutory rate (26%)	$59,108	$(11,041)
Non taxable gain on sale of subsidiary company	—	80,971
Increase in valuation allowance	(59,108)	(69,930)
Net deferred tax assets	$—	$—

As of December 31, 2019, the Company had a federal net operating loss carryforward of approximately $496,303 (2018-$268,961). The annual offset of this carryforward loss against any future taxable profits may be limited under the provisions of Internal Revenue Code Section 381 upon any future change(s) in control of the Company.

Both the Period from June 28, 2018 (Inception) to December 31, 2018 and the year ended December 31, 2019 are still open for examination by the tax authorities.

NOTE 8. COMMITMENTS & CONTINGENCIES

Legal Proceedings

We were not subject to any legal proceedings during the year ended December 31, 2019 or the period June 28, 2018 (Inception) to December 31, 2018, and, to the best of our knowledge, no legal proceedings are pending or threatened.

Contractual Obligations

We rent a storage unit for $120 per month under a month to month agreement.

Effective October 1, 2018, we entered into three-year employment agreements with two of our directors and officers. Each individual is entitled to a salary of $36,000 per year and bonuses and stock options to be determined and issued at a later date.

NOTE 9. SHAREHOLDERS’ DEFICIT

Preferred Stock

As of December 31, 2019, we were authorized to issue 9,000,000 (2018- 10,000,000) shares of preferred stock with a par value of $0.0001.

1,000,000 shares of Series A Preferred Stock were designated and issued effective January 17, 2019.

No other series of preferred stock had been designated or issued at December 31, 2019.

Series A Preferred Stock

Effective January 17, 2019, we issued 1,000,000 shares of Series A Preferred Stock, valued by an independent third-party valuation firm using a market approach at $85,500, to one of our directors and officers who is also our principal shareholder, for cash consideration of $10,000 and services rendered of $75,500.

The shares of Series A Preferred Stock carry super majority voting rights such that they can vote the equivalent of 60% of common stock at all times. The shares of Series A Preferred Stock have no dividend rights or liquidation preferences over our common stock.

As of December 31, 2019, 1,000,000 (2018-0) shares of Series A Preferred Stock were issued and outstanding.

Common Stock

As of December 31, 2019, we were authorized to issue 25,000,000 shares of common stock with a par value of $0.0001.

As of June 28, 2018, the effective date of the reverse recapitalization, 17,525,481 shares of common stock were issued and outstanding in our predecessor company with a total par value of $1,753 and negative balance of additional paid in capital totaling $(314,179).

Effective September 30, 2018, we issued 4,000,000 shares of common stock as compensation to two of our directors and officers. We valued this stock issuance at $220,000 based on the share price of $0.055 as of the grant date.

No shares of common stock were issued during the year ended December 31, 2019.

As of December 31, 2019, 21,525,481 shares of common stock were issued and outstanding.

Stock Options

We have an incentive stock option plan, which provides for the granting by the Board of Directors of stock options to directors and officers for the purchase of authorized but unissued common shares.

No stock options were issued or outstanding during the year ended December 31, 2019 or the period from June 28, 2018 (Inception) to December 31, 2018.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events after December 31, 2019, in accordance with FASB ASC 855 Subsequent Events, through the date of the issuance of these financial statements and has determined there have been no subsequent events for which disclosure is required.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS & PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is accumulated and communicated to management including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure.

In connection with this annual report, as required by Rule 15d-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. Under the supervision of our Board of Directors, our Chief Executive Officer and Chief Financial Officer, acting as our principal executive officer and principal financial officer respectively, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2019 based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework (2013), our management concluded that our internal control over financial reporting was not effective as of December 31, 2019. Subject to the inherent limitations noted in this Part II, Item 9A as of December 31, 2019, our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal controls over financial reporting as discussed below. It is management's responsibility to establish and maintain adequate internal control over financial reporting.

This annual report does not include an attestation report of our independent registered public accounting firm regarding our internal control over financial reporting. Management's report on internal control over financial reporting was not subject to attestation by our independent registered public accounting firm pursuant to the rules of the SEC because we are neither an accelerated filer nor a larger accelerated filer.

We have implemented a framework used by management to evaluate the effectiveness of our internal control over financial reporting, which incorporates a quarterly review by our Board of Directors of the recording of transactions and whether questions of accuracy and authorization may arise as the accounting may be reviewed by our auditors.

Our Management's assessment of the effectiveness of internal controls over financial reporting as of the end of the most recent fiscal year, including a statement as to whether or not internal control over financial reporting is effective is contained in the section immediately following this paragraph.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

It is Management's responsibility to establish and maintain adequate internal control over financial reporting. The matters involving internal controls and procedures that our Company's management considered to be material weaknesses and may have been ineffective under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes.

Management has assessed the effectiveness of its internal controls over financial reporting at the end of the most recent fiscal year and has determined several weaknesses and has determined that its internal controls have not been effective due, in part, to lack of full-time financial accounting professionals.

Management believes that the material weaknesses and ineffectiveness set forth in items (2), (3) and (4) above did not have an affect on our Company's financial results. However, management believes that the lack of a functioning audit committee and lack of a majority of outside directors on our Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures may result in our Company's financial statements for the future years being subject to error and inaccurate if controls, procedures, and professional financial officers are not maintained.

We are committed to improving our financial organization. As part of this commitment, we intend to create a position to segregate duties consistent with control objectives and intend to increase our personnel resources and technical accounting expertise within the accounting function when funds are available to our Company: i) Appointing one or more outside directors to our board of directors who shall be appointed to the audit committee of our Company resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures; and ii) preparing and implementing sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Company's Board. In addition, management believes that preparing and implementing sufficient written policies and checklists will remedy the following material weaknesses (i) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (ii) ineffective controls over period end financial close and reporting processes. Further, management believes that the hiring of additional personnel who have the technical expertise and knowledge will result proper segregation of duties and provide more checks and balances within the department. Additional personnel will also provide the cross training needed to support our Company if personnel turn over issues within the department occur. This coupled with the appointment of additional outside directors will greatly decrease any control and procedure issues our Company may encounter in the future.

Due to insufficient funds during the year ended December 31, 2019, the Company has been unable to implement many of the remedies to the ineffective oversight. The Company will continue to implement the changes as laid out above as soon as funds are available to the Company.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth information as to persons who currently serve as our directors or executive officers, including their ages as of April 14, 2020.

Name	Age	Position	Since
Richard O. Dean	63	Chief Executive Officer, President, Chairman of the Board and Director	June 28, 2018 (Inception)
Pedro C. Gonzalez	46	Chief Financial Officer, Secretary and Director	June 28, 2018 (Inception)

Our officers are elected by the board of directors at the first meeting after each annual meeting of our stockholders and hold office until their successors are duly elected and qualified under our bylaws.

The directors named above will serve until the next annual meeting of our stockholders. Thereafter, directors will be elected for one-year terms at the annual stockholders' meeting. Officers will hold their positions at the pleasure of the board of directors absent any employment agreement. There is no arrangement or understanding between our directors and officers and any other person pursuant to which any director or officer was or is to be selected as a director or officer.

BIOGRAPHICAL INFORMATION

Richard O. Dean

Mr. Dean was Chairman and CEO of Ashcroft, predecessor and successor for the last 20 years, Mr. Dean became CEO and founder of Stratus Capital Corporation upon the reorganization of Ashcroft into a holding company and has been an active real estate developer and member of the Denver Metro community over the last 40 years. Mr. Dean has held various senior management capacities in the land, commercial, multifamily and homebuilding industries. Mr. Dean has built greater than 2,000 single family units, entitled over 20 subdivisions resulting in 10,000 lots and has managed significant commercial and multi-family development. Mr. Dean is responsible for overseeing all phases of the companies’ land acquisition, entitlement and growth directives. Simultaneous with Ashcroft management Mr. Dean has been the Managing Partner for Stratus Companies since 2000 to current, Stratus Companies is a real estate development and holding company.

Pedro C. Gonzalez

Mr. Gonzalez was Director, Secretary and Chief Financial Officer of Ashcroft, predecessor and successor since 2003, and became Director, Secretary and Chief Financial Officer of Stratus Capital Corporation upon the reorganization of Ashcroft into a holding company. Mr. Gonzalez’s responsibilities include operations oversight, compliance, reporting and key metric management for our business operations.  Prior to joining the Company Mr. Gonzalez has held management positions with private equity, public institutional REIT’s, homebuilding and asset management organizations since 2002.  Mr. Gonzalez’s focus on portfolio growth, management and disposition on a national basis to provide operational stability and financial growth for our shareholders and stakeholders. Simultaneous with Ashcroft management Mr. Gonzalez has been the General Partner for Allegiance Group, LP since 2008 to current, Allegiance Group is an opportunity fund with focus in real estate and lending.

No family relationships exist between any of the officers or Directors of the Company.

CONFLICTS OF INTEREST - GENERAL.

Our directors and officers are, or may become, in their individual capacities, officers, directors, controlling shareholder and/or partners of other entities engaged in a variety of businesses. Thus, there exist potential conflicts of interest including, among other things, time, efforts and corporation opportunity, involved in participation with such other business entities. While our sole officer and director of our business is engaged in business activities outside of our business, he devotes to our business such time as he believes to be necessary.

CONFLICTS OF INTEREST - CORPORATE OPPORTUNITIES

Presently no requirement contained in our Articles of Incorporation, Bylaws, or minutes which requires officers and directors of our business to disclose to us business opportunities which come to their attention. Our officers and directors do, however, have a fiduciary duty of loyalty to us to disclose to us any business opportunities which come to their attention, in their capacity as an officer and/or director or otherwise. Excluded from this duty would be opportunities which the person learns about through his involvement as an officer and director of another company. We have no intention of merging with or acquiring an affiliate, associate person or business opportunity from any affiliate or any client of any such person.

COMMITTEES OF THE BOARD OF DIRECTORS

In the ordinary course of business, the board of directors maintains a compensation committee and an audit committee.

The primary function of the compensation committee is to review and make recommendations to the board of directors with respect to the compensation, including bonuses, of our officers and to administer the grants under our stock option plan.

The functions of the audit committee are to review the scope of the audit procedures employed by our independent auditors, to review with the independent auditors our accounting practices and policies and recommend to whom reports should be submitted, to review with the independent auditors their final audit reports, to review with our internal and independent auditors our overall accounting and financial controls, to be available to the independent auditors during the year for consultation, to approve the audit fee charged by the independent auditors, to report to the board of directors with respect to such matters and to recommend the selection of the independent auditors.

In the absence of a separate audit committee our board of directors’ functions as audit committee and performs some of the same functions of an audit committee, such as recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditor’s independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls.

EXECUTIVE COMMITTEE

We do not have an executive committee, at this time.

ANNUAL MEETING

The annual meeting of stockholders is anticipated in July of 2020 and will include the election of directors. The annual meeting will be held at our principal office or at such other place as permitted by the laws of the State of Delaware and on such date as may be fixed from time to time by resolution of our board of directors.

PREVIOUS "BLANK CHECK" OR "SHELL" COMPANY INVOLVEMENT

No members of our management have been involved in previous "blank-check" or "shell" companies.

INVOLVEMENT IN LEGAL PROCEEDINGS

No executive Officer or Director of our Company has been convicted in any criminal proceeding (excluding traffic violations) or is the subject of a criminal proceeding that is currently pending.

No executive Officer or Director of our Company is the subject of any pending legal proceedings.

No Executive Officer or Director of our Company is involved in any bankruptcy petition by or against any business in which they are a general partner or executive officer at this time or within two years of any involvement as a general partner, executive officer, or Director of any business.

ITEM 11. EXECUTIVE COMPENSATION.

Summary of Executives and Director Compensation Table

The following table sets forth the compensation paid to our officers from the years ended December 31, 2019 and from June 28, 2018 (Inception) through December 31, 2018.

NAME AND PRINCIPAL POSITION	YEAR	SALARY	BONUS	STOCK AWARDS (1)(2)	OPTIONS AWARDS ($)	NON-EQUITY INCENTIVE PLAN COMPENSATION ($)	NON-QUALIFIED DEFERRED COMPENS- ATION ($)	ALL OTHER COMP	TOTAL
Richard O. Dean, Director, Chief Executive Officer, President	2018	$36,000	$0	$137,500	$0	$0	$0	$0	$173,500
	2019	$36,000	$0	$75,500	$0	$0	$0	$0	$111,500

Pedro C. Gonzalez Director, VP, COO and Chief Financial Officer	2018	$36,000	$0	$82,500	$0	$0	$0	$0	$118,500
	2019	$36,000	$0	$0	$0	$0	$0	$0	$36,000

(1) In 2018, 4,000,000 shares were issued in total, 2,500,000 to Richard Dean and 1,500,000 to Pedro Gonzalez. The shares were valued at $220,000 based on the grant date share price of $0.055.
(2) In 2019, 1,000,000 shares of Series A Preferred stock were awarded to Richard O. Dean for $75,500 in services rendered and for $10,000 in cash.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

Executive officers Richard O. Dean and Pedro C. Gonzalez have employment agreements, each annually renewable.

Mr. Dean, President and Chief Executive Officer and Mr. Gonzalez, Vice President, Chief Operating Officer and Chief Financial Officer, each receives a base salary of $36,000 annually and is entitled to receive a minimal annual increase of 6.5%.

Compensation Committee Interlocks and Insider Participation

Our board of directors in our entirety acts as the compensation committee for Stratus Capital Corp.

DIRECTOR COMPENSATION

The following table sets forth certain information concerning compensation paid to our directors for services as directors, but not including compensation for services as officers reported in the "Summary Executives’ Compensation Table" during the years ended December 31, 2019 and the period June 28, 2018 (Inception) through December 31, 2018:

Name	Year	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Non-qualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Richard O. Dean	2019	0	0	0	0	0	0	$0
	2018	0	0	0	0	0	0	$0

Pedro C. Gonzalez	2019	0	0	0	0	0	0	$0
	2018	0	0	0	0	0	0	$0

The term of office for each Director is one (1) year, or until his/her successor is elected at our annual meeting and qualified. The term of office for each of our Officers is at the pleasure of the Board of Directors.

The Board of Directors has no nominating, auditing committee or a compensation committee. Therefore, the selection of person or election to the Board of Directors was neither independently made nor negotiated at arm's length.

At this time, our Directors do not receive cash compensation for serving as members of our Board of Directors.

Limitation on Liability and Indemnification

We are a Delaware corporation. The Delaware General Corporation Laws (DGCL) provides that the articles of incorporation of a Delaware corporation may contain a provision eliminating or limiting the personal liability of a director to the corporation or our stockholders for monetary damages for breach of fiduciary duty as a director, except that any such provision may not eliminate or limit the liability of a director (i) for any breach of the director’s duty of loyalty to the corporation or our stockholders, (ii) acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, (iii) acts specified in Section 78 (concerning unlawful distributions), or (iv) any transaction from which a director directly or indirectly derived an improper personal benefit. Our articles of incorporation contain a provision eliminating the personal liability of directors to our company’ or our stockholders for monetary damages to the fullest extent provided by the DGCL.

The DGCL provides that a Delaware corporation must indemnify a person who was wholly successful, on the merits or otherwise, in defense of any threatened, pending, or completed action, suit, or proceeding, whether civil, criminal, administrative, or investigative and whether formal or informal (a “Proceeding”), in which he or she was a party because the person is or was a director, against reasonable expenses incurred by him or her in connection with the Proceeding, unless such indemnity is limited by the corporation’s articles of incorporation. Our articles of incorporation do not contain any such limitation.

The DGCL provides that a Delaware corporation may indemnify a person made a party to a Proceeding because the person is or was a director against any obligation incurred with respect to a Proceeding to pay a judgment, settlement, penalty, fine (including an excise tax assessed with respect to an employee benefit plan) or reasonable expenses incurred in the Proceeding if the person conducted himself or herself in good faith and the person reasonably believed, in the case of conduct in an official capacity with the corporation, that the person’s conduct was in the corporation’s best interests and, in all other cases, his or her conduct was at least not opposed to the corporation’s best interests and, with respect to any criminal proceedings, the person had no reasonable cause to believe that his or her conduct was unlawful. Our articles of incorporation and bylaws allow for such indemnification. A corporation may not indemnify a director in connection with any Proceeding by or in the right of the corporation in which the director was adjudged liable to the corporation or, in connection with any other Proceeding charging that the director derived an improper personal benefit, whether or not involving actions in an official capacity, in which Proceeding the director was judged liable on the basis that he or she derived an improper personal benefit. Any indemnification permitted in connection with a Proceeding by or in the right of the corporation is limited to reasonable expenses incurred in connection with such Proceeding.

The DGCL, unless otherwise provided in the articles of incorporation, a Delaware corporation may indemnify an officer, employee, fiduciary, or agent of the corporation to the same extent as a director and may indemnify such a person who is not a director to a greater extent, if not inconsistent with public policy and if provided for by our bylaws, general or specific action of our board of directors or stockholders, or contract. Our articles of incorporation provide for indemnification of our directors, officers, employees, fiduciaries and agents to the full extent permitted by Delaware law.

Our articles of incorporation also provide that we may purchase and maintain insurance on behalf of any person who is or was a director or officer of our company or who is or was serving at our request as a director, officer or agent of another enterprise against any liability asserted against him or her and incurred by him or her in any such capacity or arising out of his or her status as such, whether or not we would have the power to indemnify him or her against such liability.

EQUITY COMPENSATION PLAN INFORMATION

Key Employees Stock Compensation Plan

Effective May 7, 2019, our Stock Option and Award Plan (the "Stock Incentive Plan") was approved by our Board of Directors. Under the Stock Incentive Plan, the Board of Directors may grant options or purchase rights to purchase common stock to officers, employees, and other persons who provide services to us or any related company. The participants to whom awards are granted, the type of awards granted, the number of shares covered for each award, and the purchase or exercise price, conditions and other terms of each award are determined by the Board of Directors, except that the term of the options shall not exceed 10 years. A total of 4 million shares of our common stock are subject to the Stock Incentive Plan and maybe either a qualified or non-qualified stock option. The shares issued for the Stock Incentive Plan may be either treasury or authorized and unissued shares. As of December 31, 2019, we have granted no stock options to purchase any shares of our common stock under the Plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth as of April 14, 2020 the number and percentage of the outstanding shares of common stock (21,525,481), which according to the information available to us, were beneficially owned by:

(i)	each person who is currently a director,
(ii)	each executive officer,
(iii)	all current directors and executive officers as a group, and
(iv)	each person who is known by us to own beneficially more than 5% of our outstanding common stock.

Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

Title of Class	Name and Address of Beneficial Owners[6]	Amount and Nature of Beneficial Ownership	Percent of Class (Common)
Common	Richard O. Dean[1]	6,971,330	32.38%
Common	Reagan K. Dean[3]	2,017,271	9.37%
	Total[2]	8,988,601	41.75%

Series A Preferred	Richard O. Dean[1,4,5]	675,000	67.5%
Series A Preferred	Reagan K. Dean[3]	325,000	32.5%
	Total[2]	1,000,000	100%

Common	Pedro C. Gonzalez[1]	2,836,984	13.18%
Common	Willamette Group Trust[8]	121,545	0.56%
	Total[7]	2,958,529	13.74%

Common	Casablanca Homes[9]	1,200,0000	5.75%

Common	All officers and directors as a group (2 persons)[2,7]	11,947,580	55.5%
Series A Preferred	All officers and directors as a group (1 person)[2,4]	1,000,000	100%

_______________________________________

(1)	Officer or director of the Company.

(2)	Includes shares held by Mr. Dean’s wife.

(3)	Shares held by Mr. Dean’s wife.

(4)	Mr. Dean holds 675,000 Series A Preferred shares. The record Holders of the Series A Preferred Super Majority Voting Stock shall have the right to vote on any matter with holders of Common Stock and may vote as required on any action, which Delaware law provides may or must be approved by vote or consent of the holders of the specific series of voting preferred shares and the holders of common shares. The Record Holders of the Series A Preferred Shares shall have that number of votes equal to that number of common shares which is not less than 60% of the vote required to approve any action, which Delaware law provides may or must be approved by vote or consent of the holders of other series of voting preferred shares and the holders of common shares or the holders of other securities entitled to vote, if any.

(5)	Includes 325,000 Preferred Shares held by Mr. Dean’s wife, Reagan K. Dean. (Series A Preferred Shares votes 60% equivalent of common).
28

(6)	8480 East Orchard Road, Suite 1100, Greenwood Village, Colorado 80111.

(7)	Includes 121,545 Willamette Group Trust shares.

(8)	Beneficially owned by Pedro C. Gonzalez, an officer and director of our Company.

(9)	Beneficially owned by John Chen, deceased.

Rule 13d-3 under the Securities Exchange Act of 1934 governs the determination of beneficial ownership of securities. That rule provides that a beneficial owner of a security includes any person who directly or indirectly has or shares voting power and/or investment power with respect to such security. Rule 13d-3 also provides that a beneficial owner of a security includes any person who has the right to acquire beneficial ownership of such security within sixty days, including through the exercise of any option, warrant or conversion of a security. Any securities not outstanding which are subject to such options, warrants or conversion privileges are deemed to be outstanding for the purpose of computing the percentage of outstanding securities of the class owned by such person. Those securities are not deemed to be outstanding for the purpose of computing the percentage of the class owned by any other person. Included in this table are only those derivative securities with exercise prices that we believe have a reasonable likelihood of being “in the money” within the next sixty days.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

We adopted a Stock Option and Award Plan on May 7, 2019. We have authorized 4,000,000 shares of common stock to be available for the Plan. We have granted no options exercisable for shares of our common stock under the Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Other than the stock transactions discussed below, we have not entered into any transaction nor are there any proposed transactions in which any of our founders, directors, executive officers, stockholders or any members of the immediate family of any of the foregoing had or are to have a direct or indirect material interest, in this fiscal year.

Series A Preferred Stock

Effective January 17, 2019, we issued 1,000,000 shares of Series A Preferred Stock, to Richard O. Dean, CEO and Director, valued by an independent third-party valuation firm using a market approach at $85,500 for cash consideration of $10,000 and services rendered of $75,500.

The shares of Series A Preferred Stock carry super majority voting rights such that they can vote the equivalent of 60% of common stock at all times.

Note Payable

During the year ended December 31, 2019, a partnership controlled by one of our directors and officers, Richard O. Dean, CEO and Director, who is also our principal shareholder, advanced to us $65,620 (2018 – $30,357) by way of a promissory note to finance our working capital requirements.

The promissory note is unsecured, due on demand and bears interest at 8% per annum.

As at December 31, 2019, the balance outstanding under the promissory note was $95,977 (2018 - $30,357.)

Our officers accrued $36,000 each for salaries for 2019. Employment agreements are currently in effect that agree to pay Messrs. Dean and Gonzalez $36,000 per year, plus 6% annual increase.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following is a summary of the fees billed to the company by its independent registered Public Accounting firm for the year ended December 31, 2019 and the period from June 28, 2018 (Inception) to December 31, 2018.

	Year Ended December 31, 2019	The Period from June 28, 2018 (Inception) to December 31, 2018
Audit fees	$5,500	$5,500
Audit related fees	—	—
All other fees	—	—
Tax fees	—	—
Total	$5,500	$5,500

Audit Fees. Audit fees consist of fees for the audit of our annual financial statements or services that are normally provided in connection with statutory and regulatory annual and quarterly filings or engagements.

Audit-Related Fees. Audit-related fees consist of fees for accounting, assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported as Audit Fees.

Tax Fees. Tax fees consist of fees for tax compliance services, tax advice and tax planning.

All Other Fees. Any other fees not included in Audit Fees, Audit-Related Fees, or Tax Fees.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following exhibits are incorporated into this Form 10-K Annual Report:

Exhibit No.	Description of Document

3.(i).1	Certification of Incorporation - Delaware - Stratus Capital Corp. – 4.13.18 (1)
3.(ii).1	Bylaws (1)
4.1	Certificate of Designation of Series A Preferred Super Majority Voting Stock (1)
4.2	Stratus Capital Corp. 2019 Stock Option and Award Plan (1)
10.1	Agreement and Plan of Merger and Reorganization into Holding Company Structure – Ashcroft Homes Merger Corp., Ashcroft Operations, Inc. and Stratus Capital Corp. (1)
10.2	Richard O. Dean Employment Agreement (1)
10.3	Pedro C. Gonzalez Employment Agreement (1)
10.4	Richard O. Dean Revised Employment Agreement (1)
10.5	Pedro C. Gonzalez Revised Employment Agreement (1)
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a–14(a) or 15d-14(a) of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a–14(a) or 15d-14(a) of the Securities Exchange Act of 1934
30

32.1	Certification of Chief Executive Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document (2)
101.SCH	XBRL Taxonomy Extension Schema Document (2)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (2)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (2)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (2)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (2)

(1)	Incorporated by reference from the exhibits included in the Company's Form 10 filed with the Securities and Exchange Commission (www.sec.gov), dated September 9, 2019.

(2)	Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STRATUS CAPITAL CORP.

/s/ Richard O. Dean	April 15, 2020
Richard O. Dean
(Chief Executive Officer/Principal Executive Officer)

/s/ Pedro C. Gonzalez	April 15, 2020
Pedro C. Gonzalez
(Chief Financial Officer/Principal Financial Officer/Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Richard O. Dean	April 15, 2020
Richard O. Dean, Director

/s/ Pedro C. Gonzalez	April 15, 2020
Pedro C. Gonzalez, Director

