Form 10-Q
period 2020-03-31
STRATUS CAPITAL CORP
filed 2020-05-15
CIK 1761540

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to ___________

000-56093

Commission file number

Stratus Capital Corp.
(Exact name of registrant as specified in its charter)

Delaware	83-1161556
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

8480 East Orchard Road, Suite 1100 Greenwood Village, Colorado	80111
(Address of principal executive offices)	(Zip Code)

(720) 214-5000

Registrant’s telephone number, including area code

__________________________________

(Former Address and phone of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act: None

Title of each Class	Trading Symbol	Name of each exchange on which registered
N/A	N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

Common

Title of each class

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.

Yes	[X]	No	[ ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 for Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes	[X]	No	[ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[X]	Smaller reporting company	[X]
		Emerging growth company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided to Section 7(a)(2)(B) of the Securities Act. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	[X]	No	[ ]

Indicate the number of share outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of May 15, 2020, there were 21,525,481 shares of the registrant’s common stock, $0.0001 par value, issued and outstanding.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

STRATUS CAPITAL CORP.
CONDENSED UNAUDITED BALANCE SHEETS

	MARCH 31,	DECEMBER 31,
	2020	2019

ASSETS

Current Assets
Cash and Cash Equivalents	$40	$244

Total Current Assets	40	244

Total Assets	$40	$244

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities
Accounts Payable	3,439	697
Accruals - Related Parties	115,428	95,373
Note Payable - Related Party	109,799	95,977

Total Current Liabilities	228,666	192,047

Total Liabilities	228,666	192,047

Commitments and Contingencies (Note 6)

Shareholders' Deficit
Preferred Stock, $0.0001 par value, 9,000,000 shares
authorized, 0 issued or outstanding	—	—
Series A Preferred Stock, $0.0001 par value, 1,000,000 shares
authorized, 1,000,000 issued and outstanding	100	100
Common Stock, $0.0001 par value, 25,000,000 shares
authorized, 21,525,481 issued and outstanding	2,153	2,153
Additional Paid in Capital	(9,179)	(9,179)
Accumulated Deficit	(221,700)	(184,877)

Total Shareholders' Deficit	(228,626)	(191,803)

Total Liabilities and Shareholders' Deficit	$40	$244

The accompanying notes are an integral part of these condensed unaudited financial statements

STRATUS CAPITAL CORP.
CONDENSED UNAUDITED STATEMENTS OF OPERATIONS

	FOR THE
	THREE MONTHS ENDED MARCH 31,
	2020	2019

REVENUE	$—	$—

OPERATING EXPENSES
General and administrative expenses	34,769	111,512

Total Operating Expenses	34,769	111,512

OPERATING LOSS	(34,769)	(111,512)

OTHER INCOME (EXPENSE)
Interest - related party	(2,054)	(674)

INCOME (LOSS) BEFORE TAXES	(36,823)	(112,186)

TAXES	—	—

NET INCOME (LOSS)	$(36,823)	$(112,186)

Net Income (Loss) per Common Share: Basic and Diluted	$(0.00)	$(0.01)

Weighted Average Common Shares Outstanding: Basic and Diluted	21,525,481	21,525,481

The accompanying notes are an integral part of these condensed unaudited financial statements

STRATUS CAPITAL CORP.
CONDENSED UNAUDITED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT THREE MONTHS ENDED MARCH 31, 2020 AND 2019

						Retained
	Series A				Additional	Earnings /
	Preferred Shares		Common Shares		Paid-In	(Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit)	Total

Balance at December 31, 2018	—	$—	21,525,481	$2,153	$(94,579)	$42,465	$(49,961)

Preferred share issued for cash	116,959	12	—	—	9,988	—	10,000

Preferred share issued as officer's compensation	883,041	88	—	—	75,412	—	75,500

Net loss for the quarter	—	—	—	—	—	(112,186)	(112,186)

Balance at March 31, 2019	1,000,000	$100	21,525,481	$2,153	$(9,179)	$(69,721)	$(76,647)

Balance at December 31, 2019	1,000,000	$100	21,525,481	$2,153	$(9,179)	$(184,877)	$(191,803)

Net loss for the quarter	—	—	—	—	—	(36,823)	(36,823)

Balance at March 31, 2020	1,000,000	$100	21,525,481	$2,153	$(9,179)	$(221,700)	$(228,626)

The accompanying notes are an integral part of these condensed unaudited financial statements

STRATUS CAPITAL CORP.
CONDENSED UNAUDITED STATEMENTS OF CASH FLOWS

	FOR THE
	THREE MONTHS ENDED MARCH 31,
	2020	2019

Cash Flows from Operating Activities:

Net Income (Loss)	$(36,823)	$(112,186)
Adjustments to reconcile net income (loss) to
net cash used in operating activities
Preferred stock issued as compensation	—	75,500

Changes in working capital items:
Accounts payable	2,742	(374)
Accruals - related parties	20,055	18,674

Net Cash Flows Used in Operating Activities	(14,026)	(18,386)

Net Cash Flows from Investing Activities	—	—

Net Cash Flows from Financing Activities
Checks drawn in excess of bank balance	—	(400)
Advances under note payable - related party	13,822	9,084
Preferred stock issued for cash	—	10,000

Net Cash Flows from Financing Activities	13,822	18,684

Net Change in Cash:	(204)	298

Beginning Cash:	$244	$—

Ending Cash:	$40	$298

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$—	$—
Cash paid for tax	$—	$—

The accompanying notes are an integral part of these condensed unaudited financial statements

STRATUS CAPITAL CORP

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE-MONTHS ENDED MARCH 31, 2020

NOTE 1. NATURE OF OPERATIONS

Nature of Business

Stratus Capital Corporation, a Delaware corporation, (“Stratus Capital,” “the Company,” “We," "Us," or “Our”) is a publicly quoted real estate development company seeking to develop or redevelop residential, commercial or mixed-use properties.

History

Stratus Capital was incorporated in Delaware on April 13, 2018. Effective June 28, 2018 (the Company’s deemed date of inception), following a corporate reorganization pursuant to a reverse recapitalization, Stratus Capital became the reorganized successor to Ashcroft Homes Corporation, a publicly-quoted real estate company that ceased trading in 2004.

NOTE 2. GOING CONCERN

Our financial statements are prepared using accounting principles generally accepted in the United States of America (“GAAP”) applicable to a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. We have no ongoing business or income and for the three-month period ended March 31, 2020 incurred a loss of $36,823 and had an accumulated deficit of $221,700 as of March 31, 2020. These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties. Our ability to continue as a going concern is dependent upon our ability to raise additional debt or equity funding to meet our ongoing operating expenses and ultimately in merging with another entity with experienced management and profitable operations. No assurances can be given that we will be successful in achieving these objectives.

We have not commenced operations as yet and consequently have not been directly impacted by the Covid-19 outbreak at this time. However, the detrimental effect of the Covid-19 outbreak on the economy as a whole may have a detrimental impact on our ability to raise funding and commence operations for the foreseeable future.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The summary of significant accounting policies is presented to assist in the understanding of the financial statements. These policies conform to GAAP and have been consistently applied. The Company has selected December 31 as its financial year end. The Company has not earned any revenue to date.

Interim Financial Statements

The accompanying unaudited interim condensed financial statements have been prepared in accordance with GAAP for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2020 and for the related periods presented, have been included. The results for the three-month period ended March 31, 2020 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto for the year ended December 31, 2019 filed in our Form 10-K on April 15, 2020.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents:

We maintain cash balances in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents. As of March 31, 2020 and December 31, 2019 our cash balances were $40 and $244, respectively.

Fair Value Measurements:

ASC Topic 820, Fair Value Measurements and Disclosures ("ASC 820"), provides a comprehensive framework for measuring fair value and expands disclosures which are required about fair value measurements. Specifically, ASC 820 sets forth a definition of fair value and establishes a hierarchy prioritizing the inputs to valuation techniques, giving the highest priority to quoted prices in active markets for identical assets and liabilities and the lowest priority to unobservable value inputs. ASC 820 defines the hierarchy as follows:

Level 1 – Quoted prices are available in active markets for identical assets or liabilities as of the reported date. The types of assets and liabilities included in Level 1 are highly liquid and actively traded instruments with quoted prices, such as equities listed on the New York Stock Exchange.

Level 2 – Pricing inputs are other than quoted prices in active markets but are either directly or indirectly observable as of the reported date. The types of assets and liabilities in Level 2 are typically either comparable to actively traded securities or contracts or priced with models using highly observable inputs.

Level 3 – Significant inputs to pricing that are unobservable as of the reporting date. The types of assets and liabilities included in Level 3 are those with inputs requiring significant management judgment or estimation, such as complex and subjective models and forecasts used to determine the fair value of financial transmission rights.

Our financial instruments consist of our cash, accounts payable, accrued expenses - related parties and note payable – related party. The carrying amount of our accounts payable, accrued expenses- related parties and note payable – related party approximates their fair values because of the short-term maturities of these instruments

Related Party Transactions:

A related party is generally defined as (i) any person that holds 10% or more of our membership interests including such person's immediate families, (ii) our management, (iii) someone that directly or indirectly controls, is controlled by or is under common control with us, or (iv) anyone who can significantly influence our financial and operating decisions. A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties. See Notes 4, 5 and 7 below for details of related party transactions in the period presented.

Leases:

We determine if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) as assets, operating lease non-current liabilities, and operating lease current liabilities in our balance sheet. Finance leases are property and equipment, other current liabilities, and other non-current liabilities in the balance sheet.

ROU assets represent the right to use an asset for the lease term and lease liability represent the obligation to make lease payment arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over lease term. As most of the leases doesn’t provide an implicit rate. We generally use the incremental borrowing rate on the estimated rate of interest for collateralized borrowing over a similar term of the lease payments at commencement date. The operating ROU asset also includes any lease payments made and exclude lease incentives. Lease expense for lease payment is recognized on a straight-line basis over lease term.

Since June 28, 2018 (Inception), the only lease arrangement we have entered into is a month-to-month lease for a storage unit. This lease has a term of less than 12 months, we have elected to adopt the exemption for short-term leases and have not accounted for it as described above.

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

Uncertain Tax Positions:

We evaluate tax positions in a two-step process. We first determine whether it is more likely than not that a tax position will be sustained upon examination, based on the technical merits of the position. If a tax position meets the more-likely-than-not recognition threshold, it is then measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. We classify gross interest and penalties and unrecognized tax benefits that are not expected to result in payment or receipt of cash within one year as long-term liabilities in the financial statements.

Revenue Recognition:

Revenues are recognized when control of the promised goods or services are transferred to a customer, in an amount that reflects the consideration that the Company expects to receive in exchange for those goods or services. The Company applies the following five steps in order to determine the appropriate amount of revenue to be recognized as it fulfills its obligations under each of its agreements:

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

During the three-month periods ended March 31, 2020 and 2019, we did not recognize any revenue.

Advertising Costs:

We expense advertising costs when advertisements occur. No advertising costs were incurred during the three-month periods ended March 31, 2020 and 2019.

Stock-Based Compensation:

The cost of equity instruments issued to non-employees in return for goods and services is measured by the fair value of the equity instruments issued. Measurement date for non-employees is the grant date of the stock-based compensation. The cost of employee services received in exchange for equity instruments is based on the grant date fair value of the equity instruments issued.

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

No potentially dilutive debt or equity instruments were issued or outstanding during the three-month periods ended March 31, 2020 and 2019.

Recently Accounting Pronouncements:

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and do not believe any of these pronouncements will have a material impact on our financial statements.

NOTE 4. ACCRUED EXPENSES - RELATED PARTIES

As of March 31, 2020 and December 31, 2019, balances of $108,000 and $90,000, respectively, in accrued compensation were due to our current officers and directors. Further, $7,428 and $5,373, respectively, in accrued interest was accrued in respect of the loan made to us by a partnership controlled by one of our directors and officers who is also our principal shareholder (Note 5).

NOTE 5. NOTE PAYABLE – RELATED PARTY

During the three-month periods ended March 31, 2020 and 2019, a partnership controlled by one of our directors and officers, who is also our principal shareholder, advanced to us $13,822 and $9,084, respectively, by way of a promissory note to finance our working capital requirements.

The promissory note is unsecured, due on demand and bears interest at 8% per annum.

As of March 31, 2020 and December 31, 2019, the balance outstanding under the promissory note was $109,799 and $95,977, respectively.

NOTE 6. COMMITMENTS & CONTINGENCIES

Legal Proceedings

We were not subject to any legal proceedings during the three-month periods ended March 31, 2020 or 2019, and, to the best of our knowledge, no legal proceedings are pending or threatened.

Contractual Obligations

We rent a storage unit for $120 per month under a month to month agreement.

Effective October 1, 2018, we entered into three-year employment agreements with two of our directors and officers. Each individual is entitled to a salary of $36,000 per year and bonuses and stock options to be determined and issued at a later date.

NOTE 7. SHAREHOLDERS’ DEFICIT

Preferred Stock

As of March 31, 2020 and December 31, 2019, we were authorized to issue 9,000,000 shares of preferred stock with a par value of $0.0001.

No other series of preferred stock had been designated or issued at March 31, 2020.

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

As of March 31, 2020 and December 31, 2019, 1,000,000 shares of Series A Preferred Stock were issued and outstanding.

Common Stock

The Company is authorized to issue 25,000,000 shares of common stock with a par value of $0.0001.

As of March 31, 2020` and December 31, 2019, 21,525,481 shares of common stock were issued and outstanding.

Stock Options

We have an incentive stock option plan, which provides for the granting by the Board of Directors of stock options to directors and officers for the purchase of authorized but unissued common shares. No stock options have been granted under this plan since its inception.

NOTE 8. SUBSEQUENT EVENTS

The Company evaluated subsequent events after March 31, 2020, in accordance with FASB ASC 855 Subsequent Events, through the date of the issuance of these financial statements and has determined there have been no subsequent events for which disclosure is required other than as listed below.

We received a further advance of $6,500 under our related party loan on April 27, 2020.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements and Associated Risks.

This Form 10-Q contains certain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose, any statements contained in this Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” or “continue,” or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control. These factors include but are not limited to economic conditions generally and in the industries in which we may participate; competition within our chosen industry, including competition from much larger competitors; technological advances and failure to successfully develop business relationships.

Based on our financial history since inception, our auditor has expressed substantial doubt as to our ability to continue as a going concern. As reflected in the accompanying financial statements, as of March 31, 2020, we had an accumulated deficit totaling ($221,700). This raises substantial doubts about our ability to continue as a going concern.

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

The analysis of new business opportunities will be undertaken by, or under the supervision of, our directors. We intend to concentrate on identifying preliminary prospective business opportunities which may be brought to our attention through present associations of our director, professional advisors or by our stockholders. In analyzing prospective business opportunities, we will consider such matters as (i) available technical, financial and managerial resources; (ii) working capital and other financial requirements; (iii) history of operations, if any, and prospects for the future; (iv) nature of present and expected competition; (v) quality, experience and depth of management services; (vi) potential for further research, development or exploration; (vii) specific risk factors not now foreseeable but that may be anticipated to impact the proposed activities of the company; (viii) potential for growth or expansion; (ix) potential for profit; (x) public recognition and acceptance of products, services or trades; (xi) name identification; and (xii) other factors that we consider relevant. As part of our investigation of the business opportunity, we expect to meet personally with management and key personnel. To the extent possible, we intend to utilize written reports and personal investigation to evaluate the above factors.

We will not acquire or merge with any company for which audited financial statements cannot be obtained within a reasonable period of time after closing of the proposed transaction.

RESULTS OF OPERATIONS FOR THREE MONTHS ENDED MARCH 31, 2020 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2019

We are a publicly quoted real estate development company seeking to develop or redevelop residential, commercial or mixed use properties

Revenue

We recognized no revenue during the three-month periods ended March 31, 2020 and 2019 as we had no revenue generating activities during these periods.

General and Administrative Expenses

During the three months ended March 31, 2020, we incurred general and administrative expenses of $34,769 compared to $111,512 during the same period ended March 31, 2019, a decrease of $76,743. The decrease was primarily due to the fact that during the three months ended March 31, 2019 we issued 883,041 shares of Series A Preferred Stock, valued at $75,500, as compensation to one of our directors and officers who is also our principal shareholder. No such compensation was issued during the three months ended March 31, 2020.

Operating Loss

During the three months ended March 31, 2020, we incurred an operating loss of ($34,769) compared to an operating loss of ($111,512) during the three months ended March 31, 2019 due to the factors described above.

Interest and Other Income (Expenses)

During the three months ended March 31, 2020, we incurred ($2,054) in related party interest expense compared to ($674) for the same period ended March 31, 2019, an increase of $1,380.The increase arose due to the increase in the balance of the loan outstanding with the related party from $39,441 as of March 31, 2019 to $109,799 as of March 31, 2020.

Loss before Income Tax

During the three months ended March 31, 2020, we incurred a net loss before income taxes of ($36,823) compared to ($112,186) for the three months ended March 31, 2019 due to the factors discussed above.

Provision for Income Tax

No provision for income taxes was recorded during the three months ended March 31, 2020 or March 31, 2019 as we incurred taxable losses in both periods.

Net Loss

During the three months ended March 31, 2020, we incurred a net loss of ($36,823) compared to a net loss of (112,186) in 2019 due to the factors discussed above.

CASH FLOW

At March 31, 2020, we did not have any revenue generating activities or other sources of income and we had net liabilities of $228,666 and an accumulated deficit of ($221,700).

	Three Months Ended	Three Months Ended
	March 31, 2020	March 31, 2019
Net Cash Used in Operating Activities	$(14,026)	$(18,836)
Net Cash Flows from Investing Activities	—	—
Net Cash Flows from Financing Activities	13,822	18,684
Net Movement in Cash and Cash Equivalents	$(204)	$298

Operating Activities

During the three months ended March 31, 2020, we incurred a net loss of ($36,823) which after adjustments for an increase in accounts payable of $2,742 and in accrued expenses – related parties of $20,055 resulted in net cash of ($14,026) being used in operations.

By comparison, during the same period ended March 31, 2019, we incurred a net loss of ($112,186) which after adjustments for $75,500 in stock-based compensation, a decrease in accounts payable of ($374) and an increase in accrued expenses – related parties of $18,674 resulted in net cash of ($18,386) being used in operations.

Investing Activities

During the three months period ended March 31, 2020 and 2019, we had no investing activities.

Financing Activities

During the three months ended March 31, 2020, we received $13,822 by way of loan from one of our directors and officers who is also our principal shareholder resulting in net cash flow from financing activities of $13,822.

By comparison, during the three months ended March 31, 2019, we received, $10,000 from the sale of preferred stock, $9,084 by way of loan from one of our directors and officers who is also our principal shareholder, and paid off our $400 overdrawn bank account resulting in a total of $18,684 generated from financing operations.

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

Our significant accounting policies are described in Note 3 of our Financial Statements on page 9. These policies were selected because they represent the more significant accounting policies and methods that are broadly applied in the preparation of our financial statements.

Inflation

In the opinion of management, inflation has not and will not have a material effect on our operations in the immediate future.

Management will continue to monitor inflation and evaluate the possible future effects of inflation on our business and operations.

Off-Balance Sheet Arrangements

Per SEC regulations, we are required to disclose our off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, such as changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors. As of March 31, 2020, we have no off-balance sheet arrangements.

Recently Issued Accounting Pronouncements

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and do not believe any of these pronouncements will have a material impact on our financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is accumulated and communicated to management including our principal executive officer/principal financial officer as appropriate, to allow timely decisions regarding required disclosure.

Management has carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures, and determined that they are ineffective. Due to the lack of personnel and outside directors, management acknowledges that there are deficiencies in these controls and procedures. The Company anticipates that with further resources, the Company will expand both management and the board of directors with additional officers and independent directors in order to provide sufficient disclosure controls and procedures.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We were not subject to any legal proceedings during the three-month periods ended March 31, 2020 or 2019, and, to the best of our knowledge, no legal proceedings are pending or threatened.

Item 1a. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item

Item 2. Unregistered Sales of Equity Securities and Use Of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibits. The following is a complete list of exhibits filed as part of this Form 10-Q. Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601 of Regulation S-K.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a–14(a) or 15d-14(a) of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document (1)
101.SCH	XBRL Taxonomy Extension Schema Document (1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)

(1)	Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRATUS CAPITAL CORP.
(Registrant)

Dated: May 15, 2020	By:	/s/ Richard O. Dean
Richard O. Dean
(Chief Executive Officer, Principal Executive Officer)

Dated: May 15, 2020	By:	/s/ Pedro C. Gonzalez
Pedro C. Gonzalez
(Chief Financial Officer, Principal Accounting Officer)

