Form 10-Q
period 2020-06-30
STRATUS CAPITAL CORP
filed 2020-08-14
CIK 1761540

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As August 14, 2020, there were 21,525,481 shares of the registrant’s common stock, $0.0001 par value, issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

STRATUS CAPITAL CORPORATION
CONDENSED UNAUDITED BALANCE SHEETS

	JUNE 30,	DECEMBER 31,
	2020	2019

ASSETS

Current Assets
Cash and Cash Equivalents	$44	$244
Prepaid Expenses	6,500	—

Total Current Assets	6,544	244

Total Assets	$6,544	$244

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities
Accounts Payable	$93	$697
Accruals - Related Parties	135,794	95,373
Note Payable - Related Party	135,048	95,977

Total Current Liabilities	270,935	192,047

Total Liabilities	270,935	192,047

Commitments and Contingencies (Note 7)

Shareholders' Deficit
Preferred Stock, $0.0001 par value, 9,000,000 shares
authorized, 0 issued and outstanding	—	—
Series A Preferred Stock, $0.0001 par value, 1,000,000 shares
authorized, 1,000,000 issued and outstanding	100	100
Common Stock, $0.0001 par value, 25,000,000 shares
authorized, 21,525,481 issued and outstanding	2,153	2,153
Additional Paid In Capital	(9,179)	(9,179)
Accumulated Deficit	(257,465)	(184,877)

Total Shareholders' Deficit	(264,391)	(191,803)

Total Liabilities and Shareholders' Deficit	$6,544	$244

The accompanying notes are an integral part of these condensed unaudited financial statements

STRATUS CAPITAL CORPORATION
CONDENSED UNAUDITED STATEMENTS OF OPERATIONS

	FOR THE		FOR THE
	THREE-MONTHS ENDED		SIX-MONTHS ENDED
	JUNE 30,		JUNE 30,
	2020	2019	2020	2019

REVENUE	$—	$—	$—	$—

EXPENSES
General and administrative expenses	33,399	42,250	68,168	153,764

Total Expenses	33,399	42,250	68,168	153,764

OPERATING LOSS	(33,399)	(42,250)	(68,168)	(153,764)

OTHER INCOME (EXPENSE)
Interest - related party	(2,366)	(942)	(4,420)	(1,614)

INCOME (LOSS) BEFORE TAXES	(35,765)	(43,192)	(72,588)	(155,378)

TAXES	—	—	—	—

NET INCOME (LOSS)	$(35,765)	$(43,192)	$(72,588)	$(155,378)

Net Income (Loss) per Common Share: Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted Average Common Shares Outstanding: Basic and Diluted	21,525,481	21,525,481	21,525,481	21,525,481

The accompanying notes are an integral part of these condensed unaudited financial statements

STRATUS CAPITAL CORPORATION
CONDENSED UNAUDITED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT

					Additional
	Preferred Shares		Common Shares		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2018	—	$—	21,525,481	$2,153	$(94,579)	$42,465	$(49,961)

Issuance of preferred shares for cash	116,959	12	—	—	9,988	—	10,000

Issuance of preferred shares for services	883,041	88	—	—	75,412	—	75,500

Net loss for the quarter	—	—	—	—	—	(112,186)	(112,186)

Balance at March 31, 2019	1,000,000	$100	21,525,481	$2,153	$(9,179)	$(69,721)	$(76,647)

Net loss for the quarter	—	—	—	—	—	(43,192)	(43,192)

Balance at June 30, 2019	1,000,000	$100	21,525,481	$2,153	$(9,179)	$(112,913)	$(119,839)

Balance at December 31, 2019	1,000,000	$100	21,525,481	$2,153	$(9,179)	$(184,877)	$(191,803)

Net loss for the quarter	—	—	—	—	—	(36,823)	(36,823)

Balance at March 31, 2020	1,000,000	$100	21,525,481	$2,153	$(9,179)	$(221,700)	$(228,626)

Net loss for the quarter	—	—	—	—	—	(35,765)	(35,765)

Balance at June 30, 2020	1,000,000	$100	21,525,481	$2,153	$(9,179)	$(257,465)	$(264,391)

The accompanying notes are an integral part of these condensed unaudited financial statements

STRATUS CAPITAL CORPORATION
CONDENSED UNAUDITED STATEMENTS OF CASHFLOWS

	FOR THE
	SIX-MONTHS ENDED
	JUNE 30,
	2020	2019

Cash Flows from Operating Activities:

Net Income (Loss)	$(72,588)	$(155,378)
Adjustments to reconcile net income (loss) to
net cash from operating activities
Preferred stock issued as compensation	—	75,500

Changes in working capital items:
Prepaid expenses	(6,500)	—
Accounts payable	(604)	7,460
Accruals - related parties	40,421	37,615

Net Cash Flows Used in Operating Activities	(39,271)	(34,803)

Net Cash Flows from Financing Activities
Checks drawn in excess of bank balance	—	(400)
Advances under note payable - related party	39,071	25,596
Preferred stock issued for cash	—	10,000

Net Cash Flows Provided by Financing Activities	39,071	35,196

Net Change in Cash:	(200)	393

Beginning Cash:	$244	$—

Ending Cash :	$44	$393

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$—	$—
Cash paid for tax	$—	$—

The accompanying notes are an integral part of these condensed unaudited financial statements

STRATUS CAPITAL CORP

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020

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

NOTE 2. GOING CONCERN

Our financial statements are prepared using accounting principles generally accepted in the United States of America (“GAAP”) applicable to a going concern, which contemplate the realization of assets and the liquidation of liabilities in the normal course of business. We have no ongoing business or income and for the six-month period ended June 30, 2020 incurred a loss of $72,588 and had an accumulated deficit of $257,465 as of June 30, 2020. These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties. Our ability to continue as a going concern is dependent upon our ability to raise additional debt or equity funding to meet our ongoing operating expenses and ultimately in merging with another entity with experienced management and profitable operations. No assurances can be given that we will be successful in achieving these objectives.

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

Interim Financial Statements

The accompanying unaudited interim condensed financial statements have been prepared in accordance with GAAP for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2020 and for the related periods presented, have been included. The results for the six-month periods ended June 30, 2020 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto for the year ended December 31, 2019 filed in our Form 10-K on April 15, 2020.

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

Cash and Cash Equivalents:

We maintain cash balances in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents. As of June 30, 2020 and December 31, 2019, our cash balances were $44 and $244, respectively.

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

Our financial instruments consist of our cash, prepaid expenses, accounts payable, accrued expenses - related parties and note payable – related party. The carrying amount of our prepaid expenses, accounts payable, accrued expenses- related parties and note payable – related party approximates their fair values because of the short-term maturities of these instruments

Related Party Transactions:

A related party is generally defined as (i) any person that holds 10% or more of our membership interests including such person's immediate families, (ii) our management, (iii) someone that directly or indirectly controls, is controlled by or is under common control with us, or (iv) anyone who can significantly influence our financial and operating decisions. A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties. See Notes 5, 6 and 8 below for details of related party transactions in the period presented.

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

During the six-month periods ended June 30, 2020 and 2019, we did not recognize any revenue.

Advertising Costs:

We expense advertising costs when advertisements occur. No advertising costs were incurred during the six-month periods ended June 30, 2020 and 2019.

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

No potentially dilutive debt or equity instruments were issued or outstanding during the six-month periods ended June 30, 2020 and 2019.

Recently Accounting Pronouncements:

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and do not believe any of these pronouncements will have a material impact on our financial statements.

NOTE 4. PREPAID EXPENSES

As of June 30, 2020 and December 31, 2019, the balance of prepayments and deposits was $6,500 and $0, respectively, which related to the annual disclosure and news service subscription for OTC Markets which will be amortized monthly over the course of the year commencing July 1, 2020.

NOTE 5. ACCRUED EXPENSES - RELATED PARTIES

As of June 30, 2020 and December 31, 2019, balances of $126,000 and $90,000, respectively, in accrued compensation were due to our current officers and directors. Further, $9,794 and $5,373, respectively, in accrued interest was accrued in respect of the loan made to us by a partnership controlled by one of our directors and officers who is also our principal shareholder (Note 6).

NOTE 6. NOTE PAYABLE – RELATED PARTY

During the six-month periods ended June 30, 2020 and 2019, a partnership controlled by one of our directors and officers, who is also our principal shareholder, advanced to us $39,071 and $25,596, respectively, by way of a promissory note to finance our working capital requirements.

The promissory note is unsecured, due on demand and bears interest at 8% per annum.

As of June 30, 2020 and December 31, 2019, the balance outstanding under the promissory note was $135,048 and $95,977, respectively.

NOTE 7. COMMITMENTS & CONTINGENCIES

Legal Proceedings

We were not subject to any legal proceedings during the six-month periods ended June 30, 2020 or 2019, and, to the best of our knowledge, no legal proceedings are pending or threatened.

Contractual Obligations

We rent a storage unit under a month to month agreement. We initially were paying $120 per month, but in April we downsized our unit and now only pay $87 per month.

Effective October 1, 2018, we entered into three-year employment agreements with two of our directors and officers. Each individual is entitled to a salary of $36,000 per year and bonuses and stock options to be determined and issued at a later date.

NOTE 8. SHAREHOLDERS’ DEFICIT

Preferred Stock

As of June 30, 2020, and December 31, 2019, we were authorized to issue 9,000,000 shares of preferred stock with a par value of $0.0001.

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

As of June 30, 2020 and December 31, 2019, 1,000,000 shares of Series A Preferred Stock were issued and outstanding.

No other series of preferred stock had been designated or issued at June 30, 2020.

Common Stock

The Company is authorized to issue 25,000,000 shares of common stock with a par value of $0.0001.

As of June 30, 2020 and December 31, 2019, 21,525,481 shares of common stock were issued and outstanding.

Stock Options

We have an incentive stock option plan, which provides for the granting by the Board of Directors of stock options to directors and officers for the purchase of authorized but unissued common shares. No stock options have been granted under this plan since its inception.

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events after June 30, 2020, in accordance with FASB ASC 855 Subsequent Events, through the date of the issuance of these financial statements and has determined there have been no subsequent events for which disclosure is required.

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

Based on our financial history since inception, our auditor has expressed substantial doubt as to our ability to continue as a going concern. As reflected in the accompanying financial statements, as of June 30, 2020, we had an accumulated deficit totaling ($257,465). This raises substantial doubts about our ability to continue as a going concern.

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

RESULTS OF OPERATIONS FOR THREE MONTHS ENDED JUNE 30, 2020 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2019

We are a publicly quoted real estate development company seeking to develop or redevelop residential, commercial or mixed-use properties

Revenue

We recognized no revenue during the three-month periods ended June 30, 2020 and 2019 as we had no revenue generating activities during these periods.

General and Administrative Expenses

During the three months ended June 30, 2020, we incurred general and administrative expenses of $33,399 compared to $42,250 during the same period ended June 30, 2019, a decrease of $8,851. The decrease was primarily due to the fact that during the three months ended June 30, 2019 we incurred $5,680 more in professional fees, $2,450 more in travel fees and $721 more in office fees than during the three months ended June 30, 2020.These additional costs were incurred in respect of the Company’s efforts to become a fully reporting SEC company.

Operating Loss

During the three months ended June 30, 2020, we incurred an operating loss of $33,399 compared to an operating loss of ($42,250) during the three months ended June 30, 2019 due to the factors described above.

Interest and Other Income (Expenses)

During the three months ended June 30, 2020, we incurred $2,366 in related party interest expense compared to $942 for the same period ended June 30, 2019, an increase of $1,424.The increase arose due to the increase in the balance of the loan outstanding with the related party from $55,953 as of June 30, 2019 to $135,048 as of June 30, 2020.

Loss before Income Tax

During the three months ended June 30, 2020, we incurred a net loss before income taxes of $35,765 compared to $43,192 for the three months ended June 30, 2019 due to the factors discussed above.

Provision for Income Tax

No provision for income taxes was recorded during the three months ended June 30, 2020 or 2019 as we incurred taxable losses in both periods.

Net Loss

During the three months ended June 30, 2020, we incurred a net loss of $35,765 compared to a net loss of $43,192 in 2019 due to the factors discussed above.

RESULTS OF OPERATIONS FOR SIX MONTHS ENDED JUNE 30, 2020 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2019

We are a publicly quoted real estate development company seeking to develop or redevelop residential, commercial or mixed-use properties

Revenue

We recognized no revenue during the six-month periods ended June 30, 2020 and 2019 as we had no revenue generating activities during these periods.

General and Administrative Expenses

During the six months ended June 30, 2020, we incurred general and administrative expenses of $68,168 compared to $153,764 during the same period ended June 30, 2019, a decrease of $85,596. The decrease was primarily due to the fact that during the six months ended June 30, 2019 we issued 883,041 shares of Series A Preferred Stock, valued at $75,500, as compensation to one of our directors and officers who is also our principal shareholder. No such compensation was issued during the six months ended June 30, 2020. The balance of the decrease of $10,096 related to reductions of $6,898 in professional fees, $2,451 in travel coats and $838 in office expenses that were incurred in the six months ended June 30, 2019 with respect to the Company’s efforts to become a fully reporting SEC company.

Operating Loss

During the six months ended June 30, 2020, we incurred an operating loss of $68,168 compared to an operating loss of $153,764 during the six months ended June 30, 2019 due to the factors described above.

Interest and Other Income (Expenses)

During the six months ended June 30, 2020, we incurred $4,420 in related party interest expense compared to $1,614 for the same period ended June 30, 2019, an increase of $2,806. The increase arose due to the increase in the balance of the loan outstanding with the related party from $55,953 as of June 30, 2019 to $135,048 as of June 30, 2020.

Loss before Income Tax

During the six months ended March 31, 2020, we incurred a net loss before income taxes of $72,588 compared to $155,378 for the six months ended June 30, 2019 due to the factors discussed above.

Provision for Income Tax

No provision for income taxes was recorded during the six months ended June 30, 2020 or 2019 as we incurred taxable losses in both periods.

Net Loss

During the six months ended June 30, 2020, we incurred a net loss of $72,588 compared to a net loss of $155,378 in 2019 due to the factors discussed above.

CASH FLOW

At June 30, 2020, we did not have any revenue generating activities or other sources of income and we had negative working capital of $264,391 and an accumulated deficit of $257,465.

	Six Months Ended	Six Months Ended
	June 30, 2020	June 30, 2019
Net Cash Used in Operating Activities	$(39,271)	$(34,803)
Net Cash Flows from Investing Activities	—	—
Net Cash Flows from Financing Activities	39,071	35,196
Net Movement in Cash and Cash Equivalents	$(200)	$393

Operating Activities

During the six months ended June 30, 2020, we incurred a net loss of ($72,588) which after adjustments for an increase in prepaid expenses of $6,500, a decrease in accounts payable of $604 and an increase in accrued expenses – related parties of $40,421 resulted in net cash of $39,271 being used in operations.

By comparison, during the same period ended June 30, 2019, we incurred a net loss of $155,378 which after adjustments for $75,500 in stock-based compensation, an increase in accounts payable of $7,460 and an increase in accrued expenses – related parties of $37,615 resulted in net cash of $34,803 being used in operations.

Investing Activities

During the six months period ended June 30, 2020 and 2019, we had no investing activities.

Financing Activities

During the six months ended June 30, 2020, we received $39,071 by way of loan from one of our directors and officers who is also our principal shareholder resulting in net cash flow from financing activities of $39,071.

By comparison, during the six months ended June 30, 2019, we received, $10,000 from the sale of preferred stock, $25,596 by way of loan from one of our directors and officers who is also our principal shareholder, and paid off our $400 overdrawn bank account resulting in a total of $35,196 generated from financing operations.

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

Off-Balance Sheet Arrangements

Per SEC regulations, we are required to disclose our off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, such as changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors. As of June 30, 2020, we have no off-balance sheet arrangements.

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

Management has carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures and determined that they are ineffective. Due to the lack of personnel and outside directors, management acknowledges that there are deficiencies in these controls and procedures. The Company anticipates that with further resources, the Company will expand both management and the board of directors with additional officers and independent directors in order to provide sufficient disclosure controls and procedures.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We were not subject to any legal proceedings during the six-month periods ended June 30, 2020 or 2019, and, to the best of our knowledge, no legal proceedings are pending or threatened.

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

STRATUS CAPITAL CORP.
(Registrant)

Dated: August 14, 2020	By:	/s/ Richard O. Dean
Richard O. Dean
(Chief Executive Officer, Principal Executive
Officer)

Dated: August 14, 2020	By:	/s/ Pedro C. Gonzalez
Pedro C. Gonzalez
(Chief Financial Officer, Principal Accounting
Officer)

