Form 10-Q
period 2020-09-30
STRATUS CAPITAL CORP
filed 2020-11-16
CIK 1761540

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

______________________________________

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

Yes	[X]	No	[_]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 for Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes	[X]	No	[_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[_]	Accelerated filer	[_]
Non-accelerated filer	[X]	Smaller reporting company	[X]
		Emerging growth company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided to Section 7(a)(2)(B) of the Securities Act. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	[X]	No	[_]

Indicate the number of share outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As November 16, 2020, there were 21,525,481 shares of the registrant’s common stock, $0.0001 par value, issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

STRATUS CAPITAL CORP.
CONDENSED UNAUDITED BALANCE SHEETS

	SEPTEMBER 30,	DECEMBER 31,
	2020	2019

ASSETS

Current Assets
Cash and Cash Equivalents	$356	$244
Prepaid Expenses	4,875	—

Total Current Assets	5,231	244

Total Assets	$5,231	$244

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities
Accounts Payable	$2,224	$697
Accruals - Related Parties	156,630	95,373
Note Payable - Related Party	143,710	95,977

Total Current Liabilities	302,564	192,047

Total Liabilities	302,564	192,047

Commitments and Contingencies (Note 7)

Shareholders' Deficit
Preferred Stock, $0.0001 par value, 9,000,000 shares
authorized, 0 issued and outstanding	—	—
Series A Preferred Stock, $0.0001 par value, 1,000,000 shares
authorized, 1,000,000 issued and outstanding	100	100
Common Stock, $0.0001 par value, 25,000,000 shares
authorized, 21,525,481 issued and outstanding	2,153	2,153
Additional Paid In Capital	(9,179)	(9,179)
Accumulated Deficit	(290,407)	(184,877)

Total Shareholders' Deficit	(297,333)	(191,803)

Total Liabilities and Shareholders' Deficit	$5,231	$244

The accompanying notes are an integral part of these condensed unaudited financial statements

STRATUS CAPITAL CORP
CONDENSED UNAUDITED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2020	2019	2020	2019

REVENUE	$—	$—	$—	$—

EXPENSES
General and administrative expenses	30,106	38,493	98,274	192,257

Total Expenses	30,106	38,493	98,274	192,257

OPERATING LOSS	(30,106)	(38,493)	(98,274)	(192,257)

OTHER INCOME (EXPENSE)
Interest - related party	(2,836)	(1,412)	(7,256)	(3,026)

INCOME (LOSS) BEFORE TAXES	(32,942)	(39,905)	(105,530)	(195,283)

TAXES	—	—	—	—

NET INCOME (LOSS)	$(32,942)	$(39,905)	$(105,530)	$(195,283)

Net Income (Loss) per Common Share: Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted Average Common Shares Outstanding: Basic and Diluted	21,525,481	21,525,481	21,525,481	21,525,481

The accompanying notes are an integral part of these condensed unaudited financial statements

STRATUS CAPITAL CORPORATION
CONDENSED UNAUDITED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT

						Retained
					Additional	Earnings /
	Preferred Shares		Common Shares		Paid-In	(Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit)	Total

Balance at December 31, 2018	—	$—	21,525,481	$2,153	$(94,579)	$42,465	$(49,961)

Issuance of preferred shares for cash	116,959	12	—	—	9,988	—	10,000

Issuance of preferred shares for services	883,041	88	—	—	75,412	—	75,500

Net loss for the quarter	—	—	—	—	—	(112,186)	(112,186)

Balance at March 31, 2019	1,000,000	$100	21,525,481	$2,153	$(9,179)	$(69,721)	$(76,647)

Net loss for the quarter	—	—	—	—	—	(43,192)	(43,192)

Balance at June 30, 2019	1,000,000	$100	21,525,481	$2,153	$(9,179)	$(112,913)	$(119,839)

Net loss for the quarter	—	—	—	—	—	(39,905)	(39,905)

Balance at September 30, 2019	1,000,000	$100	21,525,481	$2,153	$(9,179)	$(152,818)	$(159,744)

Balance at December 31, 2019	1,000,000	$100	21,525,481	$2,153	$(9,179)	$(184,877)	$(191,803)

Net loss for the quarter	—	—	—	—	—	(36,823)	(36,823)

Balance at March 31, 2020	1,000,000	$100	21,525,481	$2,153	$(9,179)	$(221,700)	$(228,626)

Net loss for the quarter	—	—	—	—	—	(35,765)	(35,765)

Balance at June 30, 2020	1,000,000	$100	21,525,481	$2,153	$(9,179)	$(257,465)	$(264,391)

Net loss for the quarter	—	—	—	—	—	(32,942)	(32,942)

Balance at September 30, 2020	1,000,000	$100	21,525,481	$2,153	$(9,179)	$(290,407)	$(297,333)

The accompanying notes are an integral part of these condensed unaudited financial statements

STRATUS CAPITAL CORPORATION
CONDENSED UNAUDITED STATEMENTS OF CASHFLOWS

	NINE-MONTHS ENDED
	SEPTEMBER 30,
	2020	2019

Cash Flows from Operating Activities:

Net Income (Loss)	$(105,530)	$(195,283)
Adjustments to reconcile net income (loss) to
net cash from operating activities
Preferred stock issued as compensation	—	75,500

Changes in working capital items:
Prepaid expenses	(4,875)	—
Accounts payable	1,527	5,665
Accruals - related parties	61,257	57,027

Net Cash Flows Used in Operating Activities	(47,621)	(57,091)

Net Cash Flows from Financing Activities
Checks drawn in excess of bank balance	—	(400)
Advances under note payable - related party	47,733	49,858
Preferred stock issued for cash	—	10,000

Net Cash Flows Provided by Financing Activities	47,733	59,458

Net Change in Cash:	112	2,367

Beginning Cash:	244	—

Ending Cash :	$356	$2,367

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

The accompanying notes are an integral part of these condensed unaudited financial statements

STRATUS CAPITAL CORP

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020

NOTE 1. NATURE OF OPERATIONS

Nature of Business

Stratus Capital Corp., a Delaware corporation, (“Stratus Capital,” “the Company,” “We," "Us," or “Our”) is a publicly quoted real estate development company seeking to develop or redevelop residential, commercial or mixed-use properties.

History

Stratus Capital was incorporated in Delaware on April 13, 2018. Effective June 28, 2018 (the Company’s deemed date of inception), following a corporate reorganization pursuant to a reverse recapitalization, Stratus Capital became the reorganized successor to Ashcroft Homes Corporation, a publicly quoted real estate company that ceased trading in 2004.

NOTE 2. GOING CONCERN

Our financial statements are prepared using accounting principles generally accepted in the United States of America (“GAAP”) applicable to a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. We have no ongoing business or income and for the nine-month period ended September 30, 2020 incurred a loss of $105,530 and had an accumulated deficit of $290,407 as of September 30, 2020. These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties. Our ability to continue as a going concern is dependent upon our ability to raise additional debt or equity funding to meet our ongoing operating expenses and ultimately in merging with another entity with experienced management and profitable operations. No assurances can be given that we will be successful in achieving these objectives.

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

Interim Financial Statements

The accompanying unaudited interim condensed financial statements have been prepared in accordance with GAAP for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2020 and for the related periods presented, have been included. The results for the nine-month periods ended September 30, 2020 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto for the year ended December 31, 2019 filed in our Form 10-K on April 15, 2020.

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

Cash and Cash Equivalents:

We maintain cash balances in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents. As of September 30, 2020 and December 31, 2019 our cash balances were $356 and $244, respectively.

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

Since June 28, 2018 (Inception), the only lease arrangement we have entered into is a month-to-month lease for a storage unit. This lease has a term of less than 12 months, so we have elected to adopt the exemption for short-term leases and have not accounted for it as described above.

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

During the nine-month periods ended September 30, 2020 and 2019, we did not recognize any revenue.

Advertising Costs:

We expense advertising costs when advertisements occur. No advertising costs were incurred during the nine-month periods ended September 30, 2020 and 2019.

Stock-Based Compensation:

The cost of equity instruments issued to non-employees in return for goods and services is measured by the fair value of the equity instruments issued in accordance with ASC 718, “Compensation - Stock Compensation.” Measurement date for non-employees is the grant date of the stock-based compensation. The cost of employee services received in exchange for equity instruments is based on the grant date fair value of the equity instruments issued.

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

No potentially dilutive debt or equity instruments were issued or outstanding during the nine-month periods ended September 30, 2020 and 2019.

Recently Accounting Pronouncements:

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and do not believe any of these pronouncements will have a material impact on our financial statements.

NOTE 4. PREPAID EXPENSES

As of September 30, 2020 and December 31, 2019, the balance of prepayments and deposits was $4,875 and $0, respectively, which related to the annual disclosure and news service subscription for OTC Markets which is being amortized monthly over the course of the year commencing July 1, 2020.

NOTE 5. ACCRUED EXPENSES - RELATED PARTIES

As of September 30, 2020 and December 31, 2019, balances of $142,000 and $90,000, respectively, in accrued compensation were due to our current officers and directors. Further, $12,630 and $5,373, respectively, in accrued interest was accrued in respect of the loan made to us by a partnership controlled by one of our directors and officers who is also our principal shareholder (Note 6).

NOTE 6. NOTE PAYABLE – RELATED PARTY

During the nine-month periods ended September 30, 2020 and 2019, a partnership controlled by one of our directors and officers, who is also our principal shareholder, advanced to us $47,733 and $49,858, respectively, by way of a promissory note to finance our working capital requirements.

The promissory note is unsecured, due on demand and bears interest at 8% per annum.

As of September 30, 2020 and December 31, 2019, the balance outstanding under the promissory note was $143,710 and $95,977, respectively.

As further discussed on Note 9 Subsequent Events below, effective October 28, 2020, under the terms of a Securities Purchase Agreement between Mr. Richard Dean, our current principal shareholder, director and Chief Executive Officer, his wife Reagan Dean and Willamette Group Trust (“WGT), a trust controlled by Mr. Peter Gonzalez, our President, director and Chief Financial Officer, the promissory note is to be repaid in full effective on or before March 31, 2021 and Mr. Gonzalez entered into a personal guarantee for repayment of the promissory note

NOTE 7. COMMITMENTS & CONTINGENCIES

Legal Proceedings

We were not subject to any legal proceedings during the nine-month periods ended September 30, 2020 or 2019, and, to the best of our knowledge, no legal proceedings are pending or threatened.

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

As further discussed in Note 9. Subsequent Events below, effective October 1, 2020, we mutually agreed with Mr. Dean, our principal shareholder, a director and our Chief Executive Officer, that no further accrual for compensation would be made in respect of his employment contract.

NOTE 8. SHAREHOLDERS’ DEFICIT

Preferred Stock

As of September 30, 2020 and December 31, 2019, we were authorized to issue 9,000,000 shares of preferred stock with a par value of $0.0001.

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

As of September 30, 2020 and December 31, 2019, 1,000,000 shares of Series A Preferred Stock were issued and outstanding.

Apart from Series A Preferred Stock described above, no other series of preferred stock had been designated or issued at September 30, 2020.

Common Stock

The Company is authorized to issue 25,000,000 shares of common stock with a par value of $0.0001.

As of September 30, 2020 and December 31, 2019, 21,525,481 shares of common stock were issued and outstanding.

Stock Options

We have an incentive stock option plan, which provides for the granting by the Board of Directors of stock options to directors and officers for the purchase of authorized but unissued common shares. No stock options have been granted under this plan since its inception.

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events after September 30, 2020, in accordance with FASB ASC 855 Subsequent Events, through the date of the issuance of these financial statements and has determined there have been no subsequent events for which disclosure is required other than as disclosed below:

Amendment to Mr. Dean’s Employment Agreement

Effective October 1, 2020, we mutually agreed with Mr. Dean, our principal shareholder, a director and our Chief Executive Officer, that no further accrual for compensation would be made in respect of his employment contract.

Securities Purchase Agreement

Effective October 28, 2020, our current principal shareholder, director and Chief Executive Officer, Mr. Richard Dean, together with his wife Reagan Dean (together the “Seller”) entered into an agreement to sell 7,988,601 shares of the Company’s common stock and 1,000,000 shares of the Company’s preferred stock to Willamette Group Trust (“WGT), a trust controlled by Mr. Peter Gonzalez, our President, director and Chief Financial Officer, for a purchase consideration of $150,000.

The purchase consideration will comprise a cash payment of $75,000 to be made by January 15, 2021 and a secured promissory note, bearing interest at 8%, for the balance of $75,000 to be paid by March 31, 2021.The shares in question will be delivered to WGT concurrent with the delivery of the initial cash purchase price of $75,000 described above.

Further under this agreement, the current outstanding loan of approximately $143,000 due to a partnership controlled by the Seller is to be repaid in full on or before March 31, 2020 and Mr. Gonzalez entered into a personal guarantee for repayment of the promissory note

Mr. Richard Dean will retain ownership of 1,000,000 shares of the Company’s common stock.

Staff Appointments and Equity Compensation

The Company has entered into the following agreements that commence effective December 1, 2020:

Mr. Gonzalez, one of our directors, our President and Chief Financial Officer, will be issued 60,000 shares of common stock as compensation.

Mr. John Page and Ms. Mary Helen Cobb will be appointed as officers of the Company.

Mr. Page will receive as compensation an initial issuance of 120,000 shares of our common stock, followed by further annual compensation of 120,000 share of our common stock issued on a semi-annual basis in arrears.

Ms. Cobb will receive as compensation an initial issuance of 60,000 shares of our common stock, followed by a further annual compensation of 60,000 share of our common stock issued on a semi-annual basis in arrears.

A further 4 individuals have been retained as consultants to the Company in various capacities The total combined compensation for all 4 individuals will be an initial issuance of 168,000 shares of our common stock, followed by a further annual compensation of 144,000 share of our common stock issued on a semi-annual basis in arrears.

Additionally, a further 4 individuals have been retained as consultants to the Company in various capacities and will each receive issuances totaling 66,000 shares of our common stock as compensation.

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

Based on our financial history since inception, our auditor has expressed substantial doubt as to our ability to continue as a going concern. As reflected in the accompanying financial statements, as of September 30, 2020, we had an accumulated deficit totaling $290,407. This raises substantial doubts about our ability to continue as a going concern.

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

RESULTS OF OPERATIONS FOR THREE MONTHS ENDED SEPTEMBER 30, 2020 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2019

We are a publicly quoted real estate development company seeking to develop or redevelop residential, commercial or mixed-use properties

Revenue

We recognized no revenue during the three-month periods ended September 30, 2020 and 2019 as we had no revenue generating activities during these periods.

General and Administrative Expenses

During the three months ended September 30, 2020, we incurred general and administrative expenses of $30,106 compared to $38,493 during the same period ended September 30, 2019, a decrease of $8,387. The decrease was primarily due to the fact that during the three months ended September 30, 2019 we incurred $6,759 more in professional fees and $1,628 more in office fees than during the three months ended September 30, 2020.These additional costs were incurred in respect of the Company’s efforts to become a fully reporting SEC company.

Operating Loss

During the three months ended September 30, 2020, we incurred an operating loss of $30,106 compared to an operating loss of $38,493 during the three months ended September 30, 2019 due to the factors described above.

Interest and Other Income (Expenses)

During the three months ended September 30, 2020, we incurred $2,836 in related party interest expense compared to $1,412 for the same period ended September 30, 2019, an increase of $1,424.The increase arose due to the increase in the balance of the loan outstanding with the related party from $80,215 as of September 30, 2019 to $143,710 as of September 30, 2020.

Loss before Income Tax

During the three months ended September 30, 2020, we incurred a net loss before income taxes of $32,942 compared to $39,905 for the three months ended September 30, 2019 due to the factors discussed above.

Provision for Income Tax

No provision for income taxes was recorded during the three months ended September 30, 2020 or 2019 as we incurred taxable losses in both periods.

Net Loss

During the three months ended September 30, 2020, we incurred a net loss of $32,942 compared to a net loss of $39,905 in 2019 due to the factors discussed above.

RESULTS OF OPERATIONS FOR NINE MONTHS ENDED SEPTEMBER 30, 2020 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2019

We are a publicly quoted real estate development company seeking to develop or redevelop residential, commercial or mixed-use properties

Revenue

We recognized no revenue during the nine-month periods ended September 30, 2020 and 2019 as we had no revenue generating activities during these periods.

General and Administrative Expenses

During the nine months ended September 30, 2020, we incurred general and administrative expenses of $98,274 compared to $192,257 during the same period ended September 30, 2019, a decrease of $93,983. The decrease was primarily due to the fact that during the nine months ended September 30, 2019 we issued 883,041 shares of Series A Preferred Stock, valued at $75,500, as compensation to one of our directors and officers who is also our principal shareholder. No such compensation was issued during the nine months ended September 30, 2020. The balance of the decrease of $18,483 related to reductions of $13,565 in professional fees, $2,467 in office expenses and $2,451 in travel coats that were incurred in the nine months ended September 30, 2019 in respect of the Company’s efforts to become a fully reporting SEC company.

Operating Loss

During the nine months ended September 30, 2020, we incurred an operating loss of $98,274 compared to an operating loss of $192,257 during the nine months ended September 30, 2019 due to the factors described above.

Interest and Other Income (Expenses)

During the nine months ended September 30, 2020, we incurred $7,256 in related party interest expense compared to $3,026 for the same period ended September 30, 2019, an increase of $4,230. The increase arose due to the increase in the balance of the loan outstanding with the related party from $80,215 as of September 30, 2019 to $143,710 as of September 30, 2020.

Loss before Income Tax

During the nine months ended September 30, 2020, we incurred a net loss before income taxes of $105,530 compared to $195,283 for the nine months ended September 30, 2019 due to the factors discussed above.

Provision for Income Tax

No provision for income taxes was recorded during the nine months ended September 30, 2020 or 2019 as we incurred taxable losses in both periods.

Net Loss

During the nine months ended September 30, 2020, we incurred a net loss of $105,530 compared to $195,283 for the nine months ended September 30, 2019 due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2020, we did not have any revenue generating activities or other sources of income and we had working capital deficit of $297,333 and an accumulated deficit of $290,407.

	Nine Months Ended	Nine Months Ended
	September 30, 2020	September 30, 2019
Net Cash Used in Operating Activities	$(47,621)	$(57,091)
Net Cash Flows from Investing Activities	—	—
Net Cash Flows from Financing Activities	47,733	59,458
Net Movement in Cash and Cash Equivalents	$112	$2,367

Operating Activities

During the nine months ended September 30, 2020, we incurred a net loss of $105,530 which after adjustments for an increase in prepaid expenses of $4,875, an increase in accounts payable of $1,527 and an increase in accrued expenses – related parties of $61,257, resulted in net cash of $47,621 being used in operations.

By comparison, during the same period ended September 30, 2019, we incurred a net loss of $195,283 which after adjustments for $75,500 in stock-based compensation, an increase in accounts payable of $5,665 and an increase in accrued expenses – related parties of $57,027 resulted in net cash of $57,091 being used in operations.

Investing Activities

During the nine months period ended September 30, 2020 and 2019, we had no investing activities.

Financing Activities

During the nine months ended September 30, 2020, we received $47,733 by way of loan from one of our directors and officers who is also our principal shareholder resulting in net cash flow from financing activities of $47,733.

By comparison, during the nine months ended September 30, 2019, we received $49,858 by way of loan from one of our directors and officers who is also our principal shareholder, $10,000 from the sale of preferred stock and paid off our $400 overdrawn bank account resulting in a total of $59,458 generated from financing activities.

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

Our significant accounting policies are described in Note 3 of our Financial Statements on page 8. These policies were selected because they represent the more significant accounting policies and methods that are broadly applied in the preparation of our financial statements.

Inflation

In the opinion of management, inflation has not and will not have a material effect on our operations in the immediate future.

Management will continue to monitor inflation and evaluate the possible future effects of inflation on our business and operations.

Off-Balance Sheet Arrangements

Per SEC regulations, we are required to disclose our off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, such as changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors. As of September 30, 2020, we have no off-balance sheet arrangements.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We were not subject to any legal proceedings during the nine-month periods ended September 30, 2020 or 2019, and, to the best of our knowledge, no legal proceedings are pending or threatened.

Item 1a. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not Applicable.

Item 5. Other Information

Changes in Control of Registrant:

On October 28, 2020, Mr. Richard Dean and his wife Reagan Dean entered into a Securities Purchase Agreement with Willamette Group Trust, of which Mr. Pedro Gonzalez is Trustee, and agreed to sell a majority of their shares (5,971,330 and 2,017,271 common shares owned by Richard Dean and Reagan Dean, respectively, and 675,000 and 325,000 preferred shares owned by Richard Dean and Reagan Dean, respectively) to Willamette Group Trust. Pursuant to the agreement, Mr. Dean will retain 1,000,000 common shares of Stratus Capital Corp. (the “Company”). Additionally, Mr. Gonzalez agreed to personally guarantee the existing promissory note between the Deans and the Company, with an anticipated repayment date of March 31, 2021.

As a result of the transaction, Mr. Dean holds 1,000,000 shares of common stock (4.65%) and zero shares of preferred stock; Willamette Group Trust holds 8,110,146 shares of common stock (37.68%) and 1,000,000 shares of preferred stock (100%); Mr. Gonzalez holds 2,836,984 shares of common stock (13.18%) and zero shares of preferred stock (0%) and beneficially owns 10,947,130 shares of common stock (50.86%) and 1,000,000 shares of preferred stock (100%) with the Willamette Group Trust holdings included. Willamette Group Trust acquired the shares for $75,000 in cash, due January 15, 2021 and $75,000 in an 8% secured promissory note due March 31, 2021, with the securities pledged as collateral. As additional consideration, Mr. Gonzalez agreed to personally guarantee the existing promissory note between the Deans and the Company, with an anticipated repayment date of March 31, 2021.

Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers:

On October 25, 2020, Mr. Richard Dean resigned as Chief Executive Officer, President and Chairman of the Board, effective immediately. He remains a Director and will continue serving in that position. Concurrently, the Board of Directors of the Company appointed Mr. Pedro C. Gonzalez as the Company's Chief Executive Officer, President and Chairman of the Board. Mr. Gonzalez currently serves as the Company's Chief Financial Officer and Secretary and will continue serving in those positions.

The Company has appointed Mary Helen Cobb and John L. Page as Executive Vice-Presidents and officers of the Company effective December 1, 2020. The Company will report biographical information at the time of hiring. Mr. Gonzalez, Ms. Cobb, and Mr. Page will be eligible for the Company stock option program, which is authorized but yet to be defined. In addition to an annual base salary yet to be determined, for services provided, Mr. Gonzalez will receive annual stock compensation of 60,000 shares of common stock, Ms. Cobb will receive annual stock compensation of 30,000 shares of common stock and a one-time stock compensation of 30,000 shares of common stock, and Mr. Page will receive annual stock compensation of 60,000 shares of common stock and a one-time stock compensation of 60,000 shares of common stock.

Item 6. Exhibits

Exhibits. The following is a complete list of exhibits filed as part of this Form 10-Q. Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601 of Regulation S-K.

31.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a–14(a) or 15d-14(a) of the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer and Chief Financial Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document (1)
101.SCH	XBRL Taxonomy Extension Schema Document (1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)

(1)	Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRATUS CAPITAL CORP.
(Registrant)

Dated: November 16, 2020	By:	/s/ Pedro C. Gonzalez
Pedro C. Gonzalez
(Chief Executive Officer, Chief Financial Officer, Principal Executive Officer and Principal Accounting Officer)

