Form 10-K
period 2020-12-31
STRATUS CAPITAL CORP
filed 2021-03-31
CIK 1761540

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2020

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________to _____________

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

☐ Yes     ☒ No

The aggregate market value of our common shares of voting stock held by non-affiliates of our Company computed by reference to the price at which the common equity was last sold ($0.018) as of the last business day of the registrant’s most recently completed second quarter (June 30, 2020) was $174,598.

As of March 31, 2021, there were 21,525,481 common shares, $0.0001 par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

None.

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

DESCRIPTION OF BUSINESS

Stratus Capital Corp., a Delaware corporation, was incorporated in Delaware on April 13, 2018, which was a result of a Delaware holding company reorganization from a predecessor corporation, Ashcroft Homes Corporation, formerly a Colorado corporation which was merged into a subsidiary and thereupon divested. Our principal executive offices are located at 8480 East Orchard Road, Suite 1100, Greenwood Village, Colorado 80111 and the telephone number is (720) 214-5000. We maintain a website at www.StratusCap.com, which website is not incorporated herein or a part of this filing.

IMPACT OF COVID-19

We have only limited operations at this time and consequently have not been directly impacted by the COVID-19 outbreak at this time. However, the detrimental effect of the COVID-19 outbreak on the economy as a whole may have a detrimental impact on our ability to raise funding and commence operations for the foreseeable future.

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

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the “Securities Act”) for complying with new or revised accounting standards.  We are choosing to irrevocably opt in to the extended transition period for complying with new or revised accounting standards under Section 102(b)(2) of the JOBS Act.

CURRENT BUSINESS

We intend to be engaged in the real estate and land development business in the United States. We intend to develop a portfolio of development opportunities in various stages along with opportunistic acquisitions and partnerships in our core-markets. We operate solely under Stratus Capital Corp. We have historical presence and management experience in the mid-west and south-east regions. We plan to organize our business into the following operating segments:

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

Current Projects

NOTE:  We reserve the right to add or delete real estate projects or substitute projects in the event that the economics, timing or financing of one or more of the projects, proves to be infeasible under the circumstances. Management will have sole discretion in making those judgments.

Our procedure for contracting for projects:

The identified projects are sought and generated by Peter Gonzalez, our CEO, through his experience and network within in each market. He generally takes an option or purchase contract personally or through an entity he controls, for a period of time during which he performs due diligence on the market, zoning, potential costs, the market absorption projections, local subcontractors and any environmentally issues. If the Company is able to achieve funding sufficient to buy and build any project or projects, Mr. Gonzalez will assign the option or contract positions to the Company, in full, and at no additional consideration or markup so there is no additional cost to the Company. The Company, as it exists with its current funding, is unable to participate in any project until funding under an Offering has been achieved. At this time, there are no pending contracts or agreements due to the uncertainty of funding.

Accordingly, there are no contracts for real estate or development under which the Company is obligated in any way to participate or incur any costs, at this time. Mr. Gonzalez has committed, under our conflicts policy, to first offer all projects that meet the consideration criteria, to the Company on the terms that can be negotiated with the sellers and with no markups, and no additional consideration to Mr. Gonzalez.

Project Criteria:

The Company cannot predict or project any profits on any project as it has no history of development. Our project consideration criteria involve three primary elements:

1. Market projections during construction and product marketing period for the project locale.

2. Targeted yield of 24+% on cash cost-there is no assurance that this can be attained-it is a project qualification criteria.

3. Timely availability of financing for the project costs-equity, bank funding, or a combination, in many instances.

Of course, there are many other subordinate considerations such as zoning, utilities, product selection and design, environmental, marketing strategies, that are somewhat variable to individual projects, and cannot be uniformly predicted, or estimated.

We are seeking funding through a Regulation A offering currently filed with the SEC on Form 1-A through CIM Securities. The offering is not yet qualified under Regulation A.

Summary of current development projects under consideration:

Skiff Point Condos, Wood Dove Avenue Townhomes, Washington Park Townhomes, Magnolia Park Condos, Grande Oaks Preserve Condos, Reunion Station Townhomes and Condos, Miller Street Station Townhomes and Perry Park Townhomes. All projects are located in the Southwest, FL, and Denver, CO markets which are experiencing continuing expansion in employment, residential and commercial development, population growth and resulting housing demand.

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

The central element of our marketing platform is our web presence at www.StratusCap.com. The main purpose of this website is to connect with potential customers.

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

Employees, Subcontractors and Consultants

As of March 31, 2021, we have 2 officers, a non-executive director and 4 staff retained as consultants on a part-time basis. Of these, all are engaged in land development, administration and construction operations, senior management facilitate joint-ventures, partnerships or loan investments. As of this date we were not subject to collective bargaining agreements. We consider our employee relations to be good.

We will act as a general contractor at times, or as project manager engaging local general contractors with all construction operations. We will use independent consultants and contractors for land planning, civil engineering, architectural, advertising and legal services.

Revenue

We did not record any revenue during the years ended December 31, 2020 and 2019, or from January 1, 2021 through the date of this filing.

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

Our intended general and administrative budget for the next twelve months is as follows:

	Q1	Q2	Q3	Q4	Total
	2021	2021	2021	2021	2021

Accounting	$8,500	$4,500	$4,500	$4,500	$22,000
Legal	8,500	2,250	8,500	2,250	21,500
Other fees	3,498	3,498	3,498	3,498	13,992
Insurance	6,000	6,000	6,000	6,000	24,000
Travel	4,500	4,500	4,500	4,500	18,000
Office expenses	3,600	3,600	3,600	3,600	14,400
Miscellaneous	450	450	450	450	1,800
Salaries	9,000	19,500	34,500	57,000	120,000
Equity Compensation	5,096	5,096	5,096	5,096	20,384

Total operating costs	$49,144	$49,394	$70,644	$86,894	$256,076

At this time, we have minimal cash on hand and no committed resources of debt or equity to fund these losses and will rely, potentially, on advances from our principal shareholder or our directors and officers. There can be no guarantee that we will be able to obtain sufficient funding from these sources.

The Company may change any or all of the budget categories in the execution of its business model. None of the line items are to be considered fixed or unchangeable. The Company will need substantial additional capital to support its budget. We have not recognized revenues from our planned operational activities.

We have minimal current cash reserves as of this date.  Our CEO, Pedro Gonzalez, intends to advance capital as loans as necessary to maintain the Company operations. We intend to offer a private placement of shares to investors in order to achieve at least $100,000 in funding in the next year. We intend to commence this offering in April of 2021. If we are unable to generate enough revenue, to cover our operational costs, we will need to seek additional sources of funds. Currently, we have no committed source for any funds as of the date hereof. No representation is made that any funds will be available when needed. In the event funds cannot be raised if and when needed, we may not be able to carry out our business plan and could fail in business as a result of these uncertainties.

The independent registered public accounting firm’s report on our financial statements as of December 31, 2020, includes a “going concern” explanatory paragraph that expresses doubt about our ability to continue as a going concern.

Reports to Securities Holders

We provide an annual report that includes audited financial information to our shareholders. We will make our financial information equally available to any interested parties or investors through compliance with the disclosure rules for a small business issuer under the Securities Exchange Act of 1934. We are subject to disclosure filing requirements including filing Form 10-K annually and Form 10-Q quarterly. In addition, we will file Form 8-K and other proxy and information statements from time to time as required. We do not intend to voluntarily file the above reports in the event that our obligation to file such reports is suspended under the Exchange Act. The public may read and copy any materials that we file with the Securities and Exchange Commission, (“SEC”), at the SEC’s Public Reference Room at 100 F Street NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

ITEM 1A. RISK FACTORS.

FORWARD LOOKING STATEMENTS

THIS DOCUMENT INCLUDES FORWARD-LOOKING STATEMENTS, INCLUDING, WITHOUT LIMITATION, STATEMENTS RELATING TO STRATUS’S PLANS, STRATEGIES, OBJECTIVES, EXPECTATIONS, INTENTIONS AND ADEQUACY OF RESOURCES. THESE FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES, AND OTHER FACTORS THAT MAY CAUSE OUR COMPANY’S ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY THE FORWARD-LOOKING STATEMENTS. THESE FACTORS INCLUDE, AMONG OTHERS, THE FOLLOWING: OUR ABILITY TO IMPLEMENT OUR BUSINESS STRATEGY; ABILITY TO OBTAIN ADDITIONAL FINANCING; STRATUS’S LIMITED OPERATING HISTORY; UNKNOWN LIABILITIES ASSOCIATED WITH FUTURE ACQUISITIONS; ABILITY TO MANAGE GROWTH; SIGNIFICANT COMPETITION; ABILITY TO ATTRACT AND RETAIN TALENTED EMPLOYEES; AND FUTURE GOVERNMENT REGULATIONS; AND OTHER FACTORS DESCRIBED IN THIS FILING OR IN OTHER STRATUS FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. STRATUS IS UNDER NO OBLIGATION TO PUBLICLY UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

RISK FACTORS RELATING TO OUR COMPANY

WE HAVE INCURRED SIGNIFICANT LOSSES AND ANTICIPATE FUTURE LOSSES

During the year ended December 31, 2020 we incurred losses of $134,185, resulting in an accumulated deficit of $319,062 and a stockholders’ deficit of $325,988.

Future losses are likely to occur as, until we have opportunities for growth in return for shares of our common stock to create value for our shareholders as we have no sources of income to meet our operating expenses. As a result of these, among other factors, we received from our registered independent public accountants in their report for the financial statements for the year ended December 31, 2020, an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern.

OUR EXISTING FINANCIAL RESOURCES ARE INSUFFICIENT TO MEET OUR ONGOING OPERATING EXPENSES

We have no sources of income at this time and insufficient existing cash balances to meet our ongoing operating expenses. In the short term, unless we are able to raise additional debt and/or equity we shall be unable to meet our ongoing operating expenses. On a longer-term basis, we intend to raise the debt and/or equity to meet our ongoing operating expenses and merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders. There can be no assurance that this series of events will be successfully completed.

WE MAY BE NEGATIVELY AFFECTED BY COVID-19

We have only limited operations as yet and consequently have not been directly impacted by the COVID-19 outbreak at this time. However, the detrimental effect of the COVID-19 outbreak on the economy as a whole may have a detrimental impact on our ability to raise funding and commence operations for the foreseeable future.

WE MAY BE NEGATIVELY AFFECTED BY ADVERSE GENERAL ECONOMIC CONDITIONS

Current conditions in domestic and global economies are extremely uncertain. Adverse changes may occur as a result of softening global economies, wavering consumer confidence caused by the threat of terrorism and war, and other factors capable of affecting economic conditions. Such changes could have a material adverse effect on our business, financial condition, and results of operations.

OUR DIRECTORS MAY HAVE CONFLICTS OF INTEREST WHICH MAY NOT BE RESOLVED FAVORABLY TO US.

Certain conflicts of interest may exist between our directors and us. Our Directors have other business interests to which they devote their attention and may be expected to continue to do so although management time should be devoted to our business. As a result, conflicts of interest may arise that can be resolved only through exercise of such judgment as is consistent with fiduciary duties to us.

WE MAY DEPEND UPON OUTSIDE ADVISORS WHO MAY NOT BE AVAILABLE ON REASONABLE TERMS AND AS NEEDED.

To supplement the business experience of our officers and directors, we may be required to employ accountants, technical experts, appraisers, attorneys, or other consultants or advisors. Our Board without any input from stockholders will make the selection of any such advisors. Furthermore, it is anticipated that such persons may be engaged on an "as needed" basis without a continuing fiduciary or other obligation to us. In the event we consider it necessary to hire outside advisors, we may elect to hire persons who are affiliates, if they are able to provide the required services.

WE ARE A REPORTING COMPANY.

We are subject to the reporting requirements under the Securities and Exchange Act of 1934, Section 13a, due to the effectiveness of our Registration Statement on Form 10 under Section 12(g) which became effective. As a result, stockholders will have access to the information required to be reported by publicly held companies under the Exchange Act and the regulations thereunder. As a result, we will be subject to legal and accounting expenses that private companies are not subject to and this could affect our ability to generate operating income.

WE ARE AN “EMERGING GROWTH COMPANY,” AND ANY DECISION ON OUR PART TO COMPLY ONLY WITH CERTAIN REDUCED DISCLOSURE REQUIREMENTS APPLICABLE TO “EMERGING GROWTH COMPANIES” COULD MAKE OUR COMMON STOCK LESS ATTRACTIVE TO INVESTORS.

We are an “emerging growth company,” as defined in the JOBS Act, and, for as long as we continue to be an “emerging growth company,” we expect and fully intend to take advantage of exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We could be an “emerging growth company” for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year periods.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)2(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to opt in to the extended transition period for complying with the revised accounting standards. We have elected to rely on these exemptions and reduced disclosure requirements applicable to “emerging growth companies” and expect to continue to do so.

WE MAY NOT BE ABLE TO MEET THE FILING AND INTERNAL CONTROL REPORTING REQUIREMENTS IMPOSED BY THE SEC WHICH MAY RESULT IN A DECLINE IN THE PRICE OF OUR COMMON SHARES AND AN INABILITY TO OBTAIN FUTURE FINANCING.

As directed by Section 404 of the Sarbanes-Oxley Act, as amended by SEC Release No. 33-8934 on June 26, 2008, the SEC adopted rules requiring each public company to include a report of management on the company’s internal controls over financial reporting in its annual reports. In addition, the independent registered public accounting firm auditing a company’s financial statements may have to also attest to and report on management’s assessment of the effectiveness of the company’s internal controls over financial reporting. We may be required to include a report of management on its internal control over financial reporting. The internal control report must include a statement:

  Of management’s responsibility for establishing and maintaining adequate internal control over its financial reporting;

  Of management’s assessment of the effectiveness of its internal control over financial reporting as of year-end; and

  Of the framework used by management to evaluate the effectiveness of our internal control over financial reporting.

Furthermore, our independent registered public accounting firm may be required to file its attestation on whether it believes that we have maintained, in all material respects, effective internal control over financial reporting.

REPORTING REQUIREMENTS UNDER THE EXCHANGE ACT AND COMPLIANCE WITH THE SARBANES-OXLEY ACT OF 2002, INCLUDING ESTABLISHING AND MAINTAINING ACCEPTABLE INTERNAL CONTROLS OVER FINANCIAL REPORTING, ARE COSTLY AND MAY INCREASE SUBSTANTIALLY.

The rules and regulations of the SEC require a public company to prepare and file periodic reports under the Exchange Act, which will require that the Company engage legal, accounting, auditing and other professional services. The engagement of such services is costly. Additionally, the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) requires, among other things, that we design, implement and maintain adequate internal controls and procedures over financial reporting. The costs of complying with the Sarbanes-Oxley Act and the limited technically qualified personnel we have may make it difficult for us to design, implement and maintain adequate internal controls over financial reporting. In the event that we fail to maintain an effective system of internal controls or discover material weaknesses in our internal controls, we may not be able to produce reliable financial reports or report fraud, which may harm our overall financial condition and result in loss of investor confidence and a decline in our share price.

As a public company, we will be subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Act of 2010 and other applicable securities rules and regulations. Despite recent reforms made possible by the JOBS Act, compliance with these rules and regulations will nonetheless increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources, particularly after we are no longer an “emerging growth company.” The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and operating results.

We are working with our legal, accounting and financial advisors to identify those areas in which changes should be made to our financial and management control systems to manage our growth and our obligations as a public company. These areas include corporate governance, corporate control, disclosure controls and procedures and financial reporting and accounting systems. We have made, and will continue to make, changes in these and other areas. However, we anticipate that the expenses that will be required in order to adequately prepare for being a public company could be material. We estimate that the aggregate cost of increased legal services; accounting and audit functions; personnel, such as a chief financial officer familiar with the obligations of public company reporting; consultants to design and implement internal controls; and financial printing alone will be a few hundred thousand dollars per year and could be several hundred thousand dollars per year. In addition, if and when we retain independent directors and/or additional members of senior management, we may incur additional expenses related to director compensation and/or premiums for directors’ and officers’ liability insurance, the costs of which we cannot estimate at this time. We may also incur additional expenses associated with investor relations and similar functions, the cost of which we also cannot estimate at this time. However, these additional expenses individually, or in the aggregate, may also be material.

In addition, being a public company could make it more difficult or more costly for us to obtain certain types of insurance, including directors’ and officers’ liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

The increased costs associated with operating as a public company may decrease our net income or increase our net loss and may cause us to reduce costs in other areas of our business or increase the prices of our products or services to offset the effect of such increased costs. Additionally, if these requirements divert our management’s attention from other business concerns, they could have a material adverse effect on our business, financial condition and results of operations.

THE JOBS ACT ALLOWS US TO DELAY THE ADOPTION OF NEW OR REVISED ACCOUNTING STANDARDS THAT HAVE DIFFERENT EFFECTIVE DATES FOR PUBLIC AND PRIVATE COMPANIES.

Since we have elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(1) of the JOBS Act, this election allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates.

WE HAVE A MATERIAL WEAKNESS IN OUR CONTROLS AND PROCEDURES

We have conducted an evaluation of our internal control over financial reporting based on the framework in “Internal Control Integrated Framework” issued by the Committee of Sponsoring Organizations for the Treadway Commission (“COSO”) and published in 2013, and subsequent guidance prepared by COSO specifically for smaller public companies. Based on that evaluation, management concluded that our internal control over financial reporting was not sufficient as of December 31, 2020 for the reasons discussed below:

A significant deficiency is a deficiency, or combination of deficiencies in internal control over financial reporting, that adversely affects the entity’s ability to initiate, authorize, record, process, or report financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the entity’s financial statements that is more than inconsequential will not be prevented or detected by the entity’s internal control.

A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Management identified the following material weakness and significant deficiencies in its assessment of the effectiveness of internal control over financial reporting as of December 31, 2020:

•	Lack of a functioning audit committee and lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures;.
•	Inadequate segregation of duties consistent with control objectives;
•	Insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and
•	Ineffective controls over period end financial disclosure and reporting processes.
16

The management of the Company believes that these material weaknesses will remain until such time that the Company has the resources to increase the number of personnel committed to the performance of its financial duties that such weaknesses can be specifically addressed. This will include, but not limited to, the following:

  Hiring of additional personnel to adequately segregate financial reporting duties.
  The retention of outside consultants to review our controls and procedures.

IF WE PURSUE OUR OBJECTIVES OF EXPANDING OUR OPERATIONS THROUGH ACQUISITIONS, WE MAY BE UNABLE TO SUCCESSFULLY MANAGE THOSE ACQUISITIONS.

In connection with our potential acquisitions and new market expansion, we may face risks commonly encountered with growth through acquisitions and expansions. These risks include the incurrence of higher than anticipated capital expenditures and operating expenses, the adverse impact on our ongoing business resulting from greater attention of management to the acquired businesses or new market operations and difficulties encountered in integrating the operations and personnel of the acquired business. There can be no assurance that we will be successful in overcoming these risks or any other problems encountered with acquisitions or expansions. To the extent the Company does not successfully avoid or overcome the risks or problems related to its acquisitions or expansions, the Company's results of operations and financial condition could be adversely affected.

To the extent that the Company expands into new markets or through acquisition, it will need to employ or consult with personnel that are knowledgeable in such markets. In addition, the success of any particular acquisition may be significantly dependent on retaining key members of the acquired company's existing management. There can be no assurance that the Company will be able to employ or retain the necessary personnel, that the Company will be able to successfully implement its management process and culture with local management or that the Company's expansion efforts will be successful.

WE ARE DEPENDENT ON THE EFFORTS OF OUR MANAGEMENT TEAM TO CONTINUE OUR OPERATIONS.

The Company's future success depends on the continued services of its executive and senior officers, especially our Director, Richard O. Dean, and President Pedro Gonzalez. The loss of the services of one or more key personnel could have a material adverse effect upon the Company's operations. The Company's success also depends on its ability to attract and retain qualified personnel. There can be no assurances that the Company will be successful in attracting and retaining such personnel.

OUR OFFICERS AND DIRECTORS MAY HAVE CONFLICTS OF INTERESTS AS TO CORPORATE OPPORTUNITIES WHICH WE MAY NOT BE ABLE OR ALLOWED TO PARTICIPATE IN.

Presently there is no requirement contained in our Articles of Incorporation, Bylaws, or minutes which requires officers and directors of our business to disclose to us business opportunities which come to their attention. Our officers and directors do, however, have a fiduciary duty of loyalty to us to disclose to us any business opportunities which come to their attention, in their capacity as an officer and/or director or otherwise. Excluded from this duty would be opportunities which the person learns about through his involvement as an officer and director of another company. We have no intention of merging with or acquiring a business opportunity from any affiliate or officer or director. We intend to diversify and/or expand our Board of Directors in the future.

WE HAVE AGREED TO INDEMNIFICATION OF OFFICERS AND DIRECTORS AS IS PROVIDED BY DELAWARE STATUTES.

Delaware General Corporation Laws provide for the indemnification of our directors, officers, employees, and agents, under certain circumstances, against attorney’s fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on our behalf. We will also bear the expenses of such litigation for any of our directors, officers, employees, or agents, upon such person’s promise to repay us therefore if it is ultimately determined that any such person shall not have been entitled to indemnification. This indemnification policy could result in substantial expenditures by us that we will be unable to recoup.

OUR DIRECTORS’ LIABILITY TO US AND STOCKHOLDERS IS LIMITED.

Delaware General Corporation Laws exclude personal liability of our directors and our stockholders for monetary damages for breach of fiduciary duty except in certain specified circumstances. Accordingly, we will have a much more limited right of action against our directors that otherwise would be the case. This provision does not affect the liability of any director under federal or applicable state securities laws.

We have no full-time employees which may impede our ability to carry on our business. Our officers are independent consultants who devote up to 10 hours per week to Company business. The lack of full-time employees may very well prevent the Company’s operations from being efficient, and may impair the business progress and growth, which is a risk to any investor.

RISKS RELATED TO OUR SECURITIES

THERE IS A VERY LIMITED TRADING MARKET FOR OUR COMMON STOCK AND INVESTORS ARE NOT ASSURED OF THE OPPORTUNITY TO SELL THEIR STOCK, SHOULD THEY DESIRE TO DO SO.

Our common stock currently trades on the OTC PINK Market. However, that stock has traded in very limited quantities in the past. We believe a significant factor in the limited market is our limited capitalization and liquidity, results of operation and the characterization of our stock as a “penny stock.” We hope to remedy our financial condition and results of operation in the future. This, in turn, may assist us in obtaining listing of our stock on the OTCQB, Nasdaq or AMEX. However, there is no assurance that any of these objectives will be met or that the market will ever increase to a point where investors could sell their stock at a desirable price, should they desire to do so.

REDUCTION OF PERCENTAGE SHARE OWNERSHIP FOLLOWING BUSINESS COMBINATION AND DILUTION TO STOCKHOLDERS

Our primary plan of operation is based upon a business combination with a private concern which, in all likelihood, would result in us issuing securities to stockholders of such private company. The issuance of previously authorized and unissued shares of our common stock would result in reduction in percentage of shares owned by present and prospective stockholders and may result in a change in control or management. In addition, any merger or acquisition can be expected to have a significant dilutive effect on the percentage of the shares held by our stockholders.

THE REGULATION OF PENNY STOCKS BY SEC AND NASD MAY HAVE AN EFFECT ON THE TRADABILITY OF OUR SECURITIES.

Our securities are currently listed on the OTC PINK. Our shares are subject to a Securities and Exchange Commission rule that imposes special sales practice requirements upon broker-dealers who sell such securities to persons other than established customers or accredited investors. For purposes of the rule, the phrase "accredited investors" means, in general terms, institutions with assets in excess of $5,000,000, or individuals having a net worth in excess of $1,000,000 or having an annual income that exceeds $200,000 (or that, when combined with a spouse's income, exceeds $300,000).

For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Consequently, the rule may affect the ability of broker-dealers to sell our securities and also may affect the ability of purchasers in this offering to sell their securities in any market that might develop therefore.

In addition, the Securities and Exchange Commission has adopted a number of rules to regulate "penny stocks." Such rules include Rules 3a51-1, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6, 15g-7, and 15g-9 under the Securities and Exchange Act of 1934, as amended. Because our securities constitute "penny stocks" within the meaning of the rules, the rules would apply to us and to our securities. The rules may further affect the ability of owners of Shares to sell our securities in any market that might develop for them.

Shareholders should be aware that, according to Securities and Exchange Commission, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) "boiler room" practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired consequent investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities.

The shares of our common stock may be thinly traded on the Pink Sheets, meaning that the number of persons interested in purchasing our shares of common stock at or near ask prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven, early stage company such as ours or purchase or recommend the purchase of our shares of common stock until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares of common stock is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on Securities price.

OUR STOCK IS GOING TO BE CLASSIFIED UNDER THE “SHELL” STATUS OF RULE 144(i) AND WILL NOT BE TRADEABLE EXCEPT UNDER LIMITED CIRCUMSTANCES.

Until and unless the Company meets certain criteria under Rule 144(i), our shares will not be tradeable for 1 year after we are no longer a “shell” defined as having minimal operations, and cash assets only, unless we file and pursue to effectiveness an Offering Statement on Form 1-A or a Registration Statement on Form S-1. We also must remain current in our SEC filings under Section 13(a) of the Securities Exchange Act.

OUR STOCK WILL IN ALL LIKELIHOOD BE THINLY TRADED AND AS A RESULT YOU MAY BE UNABLE TO SELL AT OR NEAR ASK PRICES OR AT ALL IF YOU NEED TO LIQUIDATE YOUR SHARES.

We cannot give you any assurance that a broader or more active public trading market for our shares of common stock will develop or be sustained, or that any trading levels will be sustained. Due to these conditions, we can give investors no assurance that they will be able to sell their shares of common stock at or near ask prices or at all if you need money or otherwise desire to liquidate your shares of common stock of our Company.

RULE 144 SALES IN THE FUTURE MAY HAVE A DEPRESSIVE EFFECT ON OUR STOCK PRICE.

All of the outstanding shares of common stock held by our present officers, directors, and affiliate stockholders are "restricted securities" within the meaning of Rule 144 under the Securities Act of 1933, as amended. As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Act and as required under applicable state securities laws. We are registering all of our outstanding shares so officers, directors and affiliates will be able to sell their shares if this Registration Statement becomes effective. Rule 144 provides in essence that a person who has held restricted securities for one year may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed the greater of 1.0% of a company's outstanding common stock or the average weekly trading volume during the four calendar weeks prior to the sale. There is no limit on the amount of restricted securities that may be sold by a nonaffiliate after the owner has held the restricted securities for a period of two years. A sale under Rule 144 or under any other exemption from the Act, may have a depressive effect upon the price of the common stock in any market that may develop.

THE PRICE OF OUR COMMON STOCK COULD BE HIGHLY VOLATILE

Our shares of common stock are listed on OTC PINK. It is likely that our common stock will be subject to price volatility, low volumes of trades and large spreads in bid and ask prices quoted by market makers. Due to the low volume of shares traded on any trading day, persons buying or selling in relatively small quantities may easily influence prices of our common stock. This low volume of trades could also cause the price of our stock to fluctuate greatly, with large percentage changes in price occurring in any trading day session. Holders of our common stock may also not be able to readily liquidate their investment or may be forced to sell at depressed prices due to low volume trading. If high spreads between the bid and ask prices of our common stock exist at the time of a purchase, the stock would have to appreciate substantially on a relative percentage basis for an investor to recoup their investment. Broad market fluctuations and general economic and political conditions may also adversely affect the market price of our common stock. No assurance can be given that an active market in our common stock will be sustained. If an active market does not continue, holders of our common stock may be unable to readily sell the shares they hold or may not be able to sell their shares at all.

LOSS OF CONTROL BY OUR PRESENT MANAGEMENT AND STOCKHOLDERS MAY OCCUR UPON ISSUANCE OF ADDITIONAL SHARES.

We may issue further shares as consideration for the cash or assets or services out of our authorized but unissued common stock that would, upon issuance, represent a majority of our voting power and equity. The result of such an issuance would be those new stockholders and management would control us, and persons unknown could replace our management at this time. Such an occurrence would result in a greatly reduced percentage of ownership of us by our current shareholders.

IF THE REGISTRATION OF OUR COMMON STOCK IS REVOKED IN THE FUTURE, OUR BUSINESS OPPORTUNITIES WILL CEASE TO EXIST

In the event our securities registration was to be revoked, we would not have the ability to raise money through the issuance of shares and would lose the ability to continue the business plan set out in this filing. Common stock issued and outstanding at that time would no longer be tradable.

WE DO NOT ANTICIPATE PAYING CASH DIVIDENDS ON OUR COMMON STOCK

We do not anticipate paying any cash dividends on our common stock in the foreseeable future.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

NONE.

ITEM 2. PROPERTIES.

Real Estate.

None.

Oil and Gas.

None.

Patents.

None.

Trademarks.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Price and Stockholder Matters

Shares of our common stock trade on the OTC PINK and quotations for the common stock are listed by the OTC Markets under the symbol "SRUS." On September 25, 2018, the symbol changed from “ASHC” to “SRUS” after a holding company reorganization.

The following table sets forth for the respective periods indicated the prices of our common stock in this market as reported and summarized by the National Quotation Bureau. Such prices are based on inter-dealer bid and asked prices, without markup, markdown, commissions, or adjustments and may not represent actual transactions.

During the fiscal years ended December 31, 2020 and 2019, we had a trading history as follows:

	HIGH	LOW
Quarter Ended:

March 31, 2020	$0.090	$0.090
June 30, 2020	$0.018	$0.018
September 30, 2020	$0.19	$0.12
December 31, 2020	$0.109	$0.033

March 31, 2019	$0.04	$0.023
June 30, 2019	$0.03	$0.013
September 30, 2019	$0.14	$0.14
December 31, 2019	$0.10	$0.10

Last Reported Price

On March 31, 2021, the last reported bid price of our shares of common stock reported on the OTC PINK was $0.0331 per share.

Record Holders

There were 267 holders of record as of March 31, 2021. In many instances, a registered stockholder is a broker or other entity holding shares in street name for one or more customers who beneficially own the shares.

Our transfer agent is EQ Shareowner Services, 1110 Centre Pointe Curve, Suite 101, Mendota Heights, MN 55120. Their telephone number is 800-468-9716.

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

Effective January 17, 2019, we issued 1,000,000 shares of Series A Super Majority Voting Preferred Stock, valued by an independent third-party valuation firm using a market approach at $85,500, to one of our directors and former officer (Richard O. Dean) who was our principal shareholder, for cash consideration of $10,000 and services rendered of $75,500. On October 28, 2020, Mr. Richard Dean and his wife Reagan Dean entered into a Securities Purchase Agreement with Willamette Group Trust, of which Mr. Pedro Gonzalez is Trustee, and agreed to sell a majority of their shares. Subsequently, the Securities Purchase Agreement has been amended to reflect an effective date of January 10, 2021. As a result, Mr. Gonzalez (current CEO) has beneficial ownership of 1,000,000 shares of Series A Super Majority Voting Preferred Stock. It can vote equivalent of 60% of common stock at all times.

In both our Form 10-Q for the three and nine months ended September 30, 2020 filed on November 16, 2020 and our Form 8-K filed on December 4, 2020, we disclosed our intention to issue certain shares of common stock to directors, officers and staff. No such shares have been issued at this time and any such issuances are unlikely to be finalized before Q2 2021.

Exemption from Registration Claimed

The transactions were exempt from Registration under Section 4(a)2 of the Securities Act of 1933.

Issuer Purchases of Equity Securities

We did not repurchase any shares of our common stock during the year ended December 31, 2020.

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

Based on our financial history since inception, our auditor has expressed substantial doubt as to our ability to continue as a going concern. As reflected in the accompanying financial statements, as of December 31, 2020, we had an accumulated deficit totaling $319,062. This raises substantial doubt about our ability to continue as a going concern.

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

We will not acquire or merge with any company for which audited financial statements cannot be obtained prior to or within a reasonable period of time after closing of the proposed transaction.

RESULTS OF OPERATIONS FOR FISCAL YEAR ENDED DECEMBER 31, 2020 COMPARED TO THE YEAR ENDED DECEMBER 31, 2019

We are a publicly quoted real estate development company seeking to develop or redevelop residential, commercial or mixed used properties.

Revenue

We recognized no revenue during the years ended December 31, 2020 or 2019 as we had no revenue generating activities during these periods.

General and Administrative Expenses

During the period ended December 31, 2020, we incurred general and administrative expenses of $126,928 comprising officers’ compensation of $63,000, accounting, auditing, legal and share transfer agent fees totaling $61,416 and sundry other expenses of $2,512. During the period ended December 31, 2019, we incurred general and administrative expenses of $222,452 comprising officers’ compensation of $147,500, accounting, auditing, legal and share transfer agent fees totaling $64,045 and sundry other expenses of $10,907.

The decrease of $84,500 in officer’s compensation between the year ended December 31, 2020 and the year ended December 31, 2019 arose due to $75,500 decrease in stock-based compensation issued to an officer in 2019 as compared to $0 of stock compensation issued during the year ended December 31, 2020 and a decrease of $9,000 of accrued compensation following the resignation of one of our directors during the year ended December 31, 2020.

The decrease of $2,629 in accounting, auditing, legal and share transfer agent fees was largely due to decreases in legal and accounting fees that were higher in the year ended December 31, 2019 as compared to the year ended December 2020 due to the extra work required to make the Company fully reporting for SEC purposes during 2019.

The decrease of $8,395 in sundry office expense was largely due to a decrease in travel costs and office expenses in the year ended December 31, 2020 as compared to the year ended December 31, 2019 due to the decrease in corporate activity arising from the impact of the COVID-19 virus.

Operating Loss

During the year ended December 31, 2020, we incurred an operating loss of $126,928 due to the factors discussed above compared to an operating loss of $222,452 during the year ended December 31, 2019.

Interest and Other Income (Expenses)

During the period ended December 31, 2020, we incurred $7,257 in related party interest expense as compared to $4,890 during the year ended December 31, 2019. The increase in interest expense between the two years was due to the increase in the funds advanced to us by our former principal shareholder and chief executive officer to fund our working capital needs.

Loss before Income Tax

During the period ended December 31, 2020, we incurred a net loss before income taxes of $134,185 due to the factors discussed above compared to the year ended December 31, 2019, during which we incurred a loss of $227,342.

Provision for Income Tax

No provision for income taxes was recorded during the years ended December 31, 2020 and 2019 as we incurred taxable losses in both years.

Net Loss

During the period ended December 31, 2020, we incurred a net loss of $134,185 due to the factors discussed above, compared to the year ended December 31, 2019, during which we incurred a loss of $227,342.

CASH FLOW

At December 31, 2020, we did not have any revenue generating activities or other sources of income and we had total liabilities of $329,277 and a shareholders deficit of ($325,988).

	Fiscal Year Ended	Fiscal Year Ended
	December 31, 2020	December 31, 2019
Net Cash Used in Operating Activities	$(63,102)	$(74,976)
Net Cash Used in Investing Activities	—	—
Net Cash Provided by Financing Activities	62,897	75,220
Net Movement in Cash and Cash Equivalents	$(205)	$244
25

Operating Activities

During the year ended December 31, 2020, we had a net loss of $134,185 an increase in prepaid expenses of $3,250, an increase in accounts payable of $4,076 and an increase in accruals – related parties of $70,257 resulting in net cash of ($63,102) being used in operations.

During the period ended December 31, 2019, we had a net loss of ($227,342) which included $75,500 in stock-based compensation, a decrease in accounts payable of ($24) and an increase in accrued expenses – related parties of $76,890 resulting in net cash of ($74,976) being used in operations.

Investing Activities

During the years ended December 31, 2020 and 2019, we had no investing activities.

Financing Activities

During the year ended December 31, 2020, we received $62,897 by way of loan from one of our directors and officers resulting in a total of $62,897 generated from financing operations.

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

Share-based Compensation

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

STRATUS CAPITAL CORP.

FINANCIAL STATEMENTS

For the years ended December 31, 2020 and 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Stratus Capital Corp.

Greenwood Village, Colorado

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Stratus Capital Corp. (the Company) as of December 31, 2020 and 2019, and the related statements of operations, changes in shareholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Pinnacle Accountancy Group of Utah

a dba of Heaton & Company, PLLC

Farmington, Utah

March 29, 2021

STRATUS CAPITAL CORP.
BALANCE SHEETS

	DECEMBER 31,	DECEMBER 31,
	2020	2019

ASSETS

Current Assets
Cash and Cash Equivalents	$39	$244
Prepaid Expenses	3,250	—

Total Current Assets	3,289	244

Total Assets	$3,289	$244

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities
Accounts Payable	$4,773	$697
Accruals - Related Parties	165,630	95,373
Note Payable - Related Party	158,874	95,977

Total Current Liabilities	329,277	192,047

Total Liabilities	329,277	192,047

Commitments and Contingencies (Note 8)

Shareholders' Deficit
Preferred Stock, $0.0001 par value, 4,000,000
shares authorized, 0 issued and outstanding	—	—
Series A Preferred Stock, $0.0001 par value, 1,000,000 shares
authorized, 1,000,000issued and outstanding	100	100
Series B Preferred 10% Cumulative Dividend Convertible Stock, $0.0001 par value, 5,000,000 shares authorized, 0 issued and outstanding	—	—
Common Stock, $0.0001 par value, 25,000,000 shares
authorized, 21,525,481 shares issued and outstanding	2,153	2,153
Additional Paid-In Capital	(9,179)	(9,179)
Retained Deficit	(319,062)	(184,877)

Total Shareholders' Deficit	(325,988)	(191,803)

Total Liabilities and Shareholders' Deficit	$3,289	$244

The accompanying notes are an integral part of these audited financial statements.

STRATUS CAPITAL CORP.
STATEMENTS OF OPERATIONS

	FOR THE YEAR ENDED	FOR THE YEAR ENDED
	DECEMBER 31, 2020	DECEMBER 31, 2019

REVENUE	$—	$—

OPERATING EXPENSES
General and administrative expenses	126,928	222,452

Total Operating Expenses	126,928	222,452

OPERATING LOSS	(126,928)	(222,452)

OTHER INCOME (EXPENSE)
Interest - related party	(7,257)	(4,890)

Total Other Income (Expense)	(7,257)	(4,890)

INCOME (LOSS) BEFORE TAXES	(134,185)	(227,342)

TAXES	—	—

NET INCOME (LOSS)	$(134,185)	$(227,342)

Net Income (Loss) per Common Share: Basic and Diluted	$(0.01)	$(0.01)

Weighted Average Common Shares Outstanding: Basic and Diluted	21,525,481	21,525,481

The accompanying notes are an integral part of these audited financial statements.

STRATUS CAPITAL CORP.
STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

	Series A Preferred Shares			Common Shares
	Shares	Amount		Shares	Amount	Additional Paid-In Capital	Retained Earnings (Deficit)	Total

Balance at December 31, 2018	—	$		21,525,481	$2,153	$(94,579)	$42,465	$(49,961)

Preferred shares issued for cash	116,959		12	—	—	9,988	—	10,000

Preferred shares issued as officer's compensation	883,041		88	—	—	75,412	—	75,500

Net loss for the year	—		—	—	—	—	(227,342)	(227,342)

Balance at December 31, 2019	1,000,000		$100	21,525,481	$2,153	$(9,179)	$(184,877)	$(191,803)

Net loss for the year	—		—	—	—	—	(134,185)	(134,185)

Balance at December 31, 2020	1,000,000		$100	21,525,481	$2,153	$(9,179)	$(319,062)	$(325,988)

The accompanying notes are an integral part of these audited financial statements.

STRATUS CAPITAL CORP.
STATEMENTS OF CASHFLOW

	FOR THE YEAR ENDED	FOR THE YEAR ENDED
	DECEMBER 31, 2020	DECEMBER 31, 2019
Cash Flow from Operating Activities:

Net Income (Loss)	$(134,185)	$(227,342)
Adjustments to reconcile net income (loss) to
net cash used in operating activities
Stock based compensation	—	75,500

Changes in working capital items:
Prepaid expenses	(3,250)	—
Accounts payable	4,076	(24)
Accruals – related parties	70,257	76,890

Net Cash Flow used in Operating Activities	(63,102)	(74,976)

Net Cash Flow from Financing Activities
Checks drawn in excess of bank balance	—	(400)
Advances under note payable - related party	62,897	65,620
Preferred stock issued for cash	—	10,000

Net Cash Flow from Financing Activities	62,897	75,220

Net Change in Cash:	(205)	244

Beginning Cash:	$244	$—

Ending Cash:	$39	$244

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$—	$—
Cash paid for tax	$—	$—

The accompanying notes are an integral part of these audited financial statements.

STRATUS CAPITAL CORP.

NOTES TO AUDITED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

NOTE 1. NATURE OF OPERATIONS

Nature of Business

Stratus Capital Corporation., a Delaware corporation, (“Status Capital”, “the Company”, “We", "Us" or “Our’) is a publicly quoted real estate development company seeking to develop or redevelop residential, commercial or mixed used properties.

History

Stratus Capital was incorporated in Delaware on April 13, 2018. Effective June 28, 2018 (the Company’s deemed date of inception), following a corporate reorganization pursuant to a reverse recapitalization, Stratus Capital became the reorganized successor to Ashcroft Homes Corporation, a publicly quoted real estate company that ceased trading in 2004.

Impact of COVID-19

We have not commenced operations as yet and consequently have not been directly impacted by the Covid-19 outbreak at this time. However, the detrimental effect of the Covid-19 outbreak on the economy as a whole may have a detrimental impact on our ability to raise funding and commence operations for the foreseeable future.

NOTE 2. GOING CONCERN

Our financial statements are prepared using accounting principles generally accepted in the United States of America (“GAAP”) applicable to a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. We have no ongoing business or income, and for year ended December 31, 2020 incurred a loss of $134,185 and had an accumulated deficit of $319,062 as of December 31, 2020. These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties. Our ability to continue as a going concern is dependent upon our ability to raise additional debt or equity funding to meet our ongoing operating expenses and ultimately in merging with another entity with experienced management and profitable operations. No assurances can be given that we will be successful in achieving these objectives.

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

Cash and Cash Equivalents

We maintain cash balances in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents. As of December 31, 2020 and 2019, our cash balances were $39 and $244, respectively.

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

Our financial instruments consist of our cash, prepaid expenses, accounts payable, accrued expenses - related parties and note payable – related party. The carrying amount of our prepaid expenses, accounts payable, accrued expenses- related parties and note payable – related party approximates their fair values because of the short-term maturities of these instruments.

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

ROU assets represent the right to use an asset for the lease term and lease liability represent the obligation to make lease payment arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over lease term. As most of the leases doesn’t provide an implicit rate, we generally use the incremental borrowing rate on the estimated rate of interest for collateralized borrowing over a similar term of the lease payments at commencement date. The operating ROU asset also includes any lease payments made and exclude lease incentives. Lease expense for lease payment is recognized on a straight-line basis over lease term.

Since June 28, 2018 (Inception), the only lease arrangement we have entered into was a month-to-month lease for a storage unit. This lease had a term of less than 12 months, so we elected to adopt the exemption for short-term leases and have not accounted for it as described above. Effective January 2021 we are no longer renting a storage unit.

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

During the years ended December 31, 2020 and 2019, we did not recognize any revenue.

Advertising Costs:

We expense advertising costs when advertisements occur. No advertising costs were incurred during the years ended December 31, 2020 and 2019.

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

No potentially dilutive debt or equity instruments were issued or outstanding during the years ended December 31, 2020 and 2019.

Recently Accounting Pronouncements:

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and do not believe any of these pronouncements will have a material impact on our financial statements.

NOTE 4. PREPAID EXPENSES

As of December 31, 2020 and 2019, the balance of prepaid expenses was $3,250 and $0, respectively, which related to the annual disclosure and news service subscription for OTC Markets which is being amortized monthly over the course of the year commencing July 1, 2020.

NOTE 5. ACCRUALS - RELATED PARTIES

As of December 31, 2020, a balance of $153,000 (2019-$90,000) accrued compensation was due to our current and former officers and directors and $12,630 (2019-$5,373) in accrued interest on the loan made to us by a partnership controlled by one of our directors, who was a former officer of the company and the former principal shareholder.

NOTE 6. NOTE PAYABLE – RELATED PARTY

During the year ended December 31, 2020, a partnership controlled by one of our directors, who was a former officer of the company and the former principal shareholder, advanced to us $62,897 (2019 - $65,620) by way of a promissory note to finance our working capital requirements.

Effective October 28, 2020, our CEO/CFO entered into a personal guarantee for this loan which became due on March 31, 2020 and was subsequently amended to mature June 30, 2021.

The promissory note bears interest at 8% per annum and as of December 31, 2020 interest of $12,630 (2019-$5,373) was accrued with respect to this loan.

As at December 31, 2020, the balance outstanding under the promissory note was $158,874 (2019 - $95,977).

NOTE 7. INCOME TAXES

We did not provide any current or deferred US federal income tax provision or benefit for the years ended December 31, 2020 or 2019 as we incurred tax losses during these years.  When it is more likely than not, that a tax asset cannot be realized through future income, we must record an allowance against any future potential future tax benefit.  We have provided a full valuation allowance against the net deferred tax asset, consisting of net operating loss carry forwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carry forward periods.

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the years ended December 31, 2020 or 2019 as defined under ASC 740, " Income Taxes."  We did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of the accumulated deficit on the balance sheet.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes.

The sources and tax effects of the differences for the periods presented are as follows:

	December 31, 2020	December 31, 2019
Statutory U.S. Federal Income Tax Rate	21%	21%
State Income Taxes	5%	5%
Valuation Allowance	(26%)	(26)%
Effective Income Tax Rate	0%	0%

A reconciliation of the income taxes computed at the statutory rate is as follows:

Tax credit (expense) at federal and statutory rate (26%)	$34,888	$59,108
Increase in valuation allowance	(34,888)	(59,108)
Net deferred tax assets	$—	$—

As of December 31, 2020, the Company had a federal net operating loss carryforward of approximately $630,000. The federal net operating loss carryforward do not expire but may only be used against taxable income to 80%. In response to the novel coronavirus COVID-19, the Coronavirus Aid, Relief, and Economic Security Act temporarily repealed the 80% limitation for NOLs arising in 2018, 2019 and 2020. No tax benefit has been reported in the financial statements. The annual offset of this carryforward loss against any future taxable profits may be limited under the provisions of Internal Revenue Code Section 381 upon any future change(s) in control of the Company.

The Company's 2018 and 2019 income tax returns are currently open to audit by federal and state jurisdictions.

NOTE 8. COMMITMENTS & CONTINGENCIES

Legal Proceedings

We were not subject to any legal proceedings during the years ended December 31, 2020 and 2019 and, to the best of our knowledge, no legal proceedings are pending or threatened.

Contractual Obligations

During the years ended December 31, 2020 and 2019, we rented a storage unit under a month-to-month agreement. The rent was initially $120 a month and was reduced to $87 per month in April 2020 when we moved to a smaller unit. Effective January 2021 we are no longer renting a storage unit.

Effective October 1, 2018, we entered into three-year employment agreements with two of our directors and officers. Each individual was entitled to a salary of $36,000 per year and bonuses and stock options to be determined and issued at a later date. The employment agreement for one of one of our officers was terminated by mutual agreement effective September 30, 2020.

NOTE 9. SHAREHOLDERS’ DEFICIT

Preferred Stock

We are authorized to issue 4,000,000 shares of preferred stock with a par value of $0.0001.

1,000,000 shares of Series A Preferred Stock were designated and issued effective January 17, 2019.

5,000,000 shares of Series B 10% Cumulative Dividend Convertible Preferred Stock were designated effective December 15, 2020.

No other series of preferred stock had been designated or issued at December 31, 2020.

Series A Preferred Stock

Effective January 17, 2019, we issued 1,000,000 shares of Series A Preferred Stock, valued by an independent third-party valuation firm using a market approach at $85,500, to one of our directors and a former officer who was also our principal shareholder, for cash consideration of $10,000 and services rendered of $75,500.

The shares of Series A Preferred Stock carry super majority voting rights such that they can vote the equivalent of 60% of common stock at all times.

As of December 31, 2020, 1,000,000 (2019-1,000,000) shares of Series A Preferred Stock were issued and outstanding.

Series B Preferred 10% Cumulative Dividend Convertible Stock

On December 15, 2020, we designated 5,000,000 shares of Preferred Stock as Series B Convertible Preferred Stock, with a par value of $0.0001.

No shares of Series B Convertible Preferred Stock have been issued to date.

Liquidation Rights

The Series B Preferred Stock has a liquidation preference immediately after any Senior Securities, as defined and currently the Series A Preferred Stock, and of an amount equal to $10.00 per share.

Conversion Rights

The conversion price for the Series B Preferred Stock shall be 75% of the ten (10) day average market closing price of common stock, for the previous ten business days, divided into $10.00. ($10.00 / by average market closing price previous ten trading days x 75%) = number of common shares.

At any time on or after eighteen months after issuance (18 months), immediately upon the listing of our Common Stock on an Approved Stock Exchange pursuant to an effective registration statement under the Securities Act of 1933, and a Form 10/12b Registration, as amended all outstanding shares of the Series B Preferred Stock shall automatically be converted into shares of the Common Stock, at the “Preferred Conversion Rate,” which shall be post reverse-split of the Common Stock as may be necessary for any Exchange listing, and (2) such shares of Series B may not be reissued by us. A condition of this conversion is that a Registration Statement for the conversion shares shall be effective.

Dividends

The Series B Preferred Stock shall bear dividends, at ten percent (10%) annually, cumulative, based upon a purchase price of $10.00 per share, computed as (10% x $10.00 = $1.00 per share dividend per annum), payable in cash, on or about December 31 of each year, from the date of issue. Payment in cash shall be made on or before January 31 following, at the discretion of the Board.

We shall pay a Project Participation Dividend to the Series B Preferred Stock record holders (pro rata to the holder’s ownership of the Series B Preferred Stock) in cash computed based upon 3% of the net sales of our real estate projects, computed annually by March 1 of the following year for the previous year, for so long as the Series B Preferred Stock is outstanding. In the event that the Series B Preferred Stock is redeemed or converted during a calendar year, the dividend above shall be pro-rated for the year up to redemption date or conversion date and paid in following year by March 1.

Voting Rights

Each holder of shares of the Series B Preferred Stock shall be entitled to the number of votes equal to the number of shares of the Common Stock into which such shares of the Series B Preferred Stock are then convertible.

The holders of the Series B Preferred Stock, voting as a separate class, shall be entitled to elect one (1) member of the Board (the "Series B Director") at each meeting; for the avoidance of doubt, at no time shall there be more than one Series B Director serving on the Board.

Redemption

We will have the right, at our option, to redeem all or any portion of the shares of Series B Preferred Stock. On the date fixed for redemption we shall make payment of the Optional Redemption Amount as calculated below.

Redemption Period	Redemption Percentage

1. The period beginning on the date of the issuance of shares of Series B Preferred Stock (the “Issuance Date”) and ending on the date which is one (1) year following the Issuance Date.	130%
2. The period beginning on the date which is one (1) year and one day following the Issuance Date and ending on the date which is two (2) years following the Issuance Date.	120%
3. The period beginning on the date which is two (2) years and one day following the Issuance Date and ending on the date which is three (3) years following the Issuance Date.	110%
4. The period beginning on the date that is three (3) years and one day from the Issuance Date and ending ten (10) years following the Issuance Date.	100%

Common Stock

We are authorized to issue 25,000,000 shares of common stock with a par value of $0.0001.

No shares of common stock were issued during the years ended December 31, 2020 and 2019.

In both our Form 10Q for the three and nine months ended September 30, 2020 filed on November 16, 2020 and our Form 8K filed on December 4, 2020, we disclosed our intention to issue certain shares of common stock to directors, officers and staff. No such shares have been issued at this time and any such issuances are unlikely to be finalized before Q2 2021.

As of December 31, 2020 and 2019, 21,525,481 shares of common stock were issued and outstanding.

Warrants

No warrants were issued or outstanding during the years ended December 31, 2020 or 2019.

Stock Options

We have an incentive stock option plan, which provides for the granting by the Board of Directors of stock options to directors and officers for the purchase of authorized but unissued common shares. No stock options were issued or outstanding during the years ended December 31, 2020 or 2019.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events after December 31, 2020, in accordance with FASB ASC 855 Subsequent Events, through the date of the issuance of these financial statements and has determined there have been no subsequent events for which disclosure is required other than as listed below:

Effective January 15, 2021, we filed a Form 1-A Regulation A Offering Statement Under the Securities Act 1933 in respect of 5,000,000 shares of common stock at an offering price of $10 per share.

On February 23, 2021, we entered into a Placement Agent Fee Agreement with CIM Securities, LLC, a Colorado Limited Liability Company (“CIM”) for the Regulation A Offering. We agreed to pay CIM a commission equal to seven percent (7%) in cash on the subscriptions completed, whether through an investor or referrals from CIM’s investors through May 23, 2021.

We shall pay a three percent (3%) in non-accountable expenses for the anti-money laundering, due diligence, and legal costs required by the regulations applicable, from the proceeds at the closing of the subscriptions.

In addition, CIM Securities has warrants to purchase Preferred shares at sale price of $10.00 for a period of three years after offering closes. The Warrants will be able to be exercised cashless and have piggy-back registration rights for common stock upon conversion. The warrants will be for an amount equal to 7% of the shares sold in the Offering and shall be assignable. The common stock conversion rights shall be those as the Series B provides in the Certificate of Designation.

.

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

In connection with this annual report, as required by Rule 15d-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. Under the supervision of our Board of Directors, our Chief Executive Officer and Chief Financial Officer, acting as our principal executive officer and principal financial officer respectively, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2020 based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework (2013), our management concluded that our internal control over financial reporting was not effective as of December 31, 2020. Subject to the inherent limitations noted in this Part II, Item 9A as of December 31, 2020, our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal controls over financial reporting as discussed below. It is management's responsibility to establish and maintain adequate internal control over financial reporting.

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

Due to insufficient funds during the year ended December 31, 2020, the Company has been unable to implement many of the remedies to the ineffective oversight. The Company will continue to implement the changes as laid out above as soon as funds are available to the Company.

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

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth information as to persons who currently serve as our directors or executive officers, including their ages as of March 31, 2021.

Name	Age	Position	Term
Pedro C. Gonzalez (1)	46	Chief Executive Officer, President, Chief Financial Officer, Secretary, Chairman of the Board and Director	Annual
Richard O. Dean (1)	63	Director	Annual
John L. Page (2)	54	Executive Vice President	Annual

(1)	On October 25, 2020, Mr. Richard Dean resigned as Chief Executive Officer, President and Chairman of the Board, effective immediately. He remains a Director and will continue serving in that position. Concurrently, the Board of Directors of the Company appointed Mr. Pedro C. Gonzalez as the Company's Chief Executive Officer, President and Chairman of the Board. Mr. Gonzalez currently serves as the Company's Chief Financial Officer and Secretary and will continue serving in those positions.
(2)	Appointment effective December 1, 2020.

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

BIOGRAPHICAL INFORMATION

Pedro C. Gonzalez

Mr. Gonzalez was Director, Secretary and Chief Financial Officer of Ashcroft Homes Corp., predecessor, 2003 to 2019, and became Director, Secretary and Chief Financial Officer of Stratus Capital Corporation upon the formation of a holding company in a holding company reorganization in Delaware. On October 25, 2020, the Board of Directors of the Company appointed Mr. Gonzalez as the Company's Chief Executive Officer, President and Chairman of the Board concurrent with Mr. Dean’s resignation. Mr. Gonzalez currently serves as the Company's Chief Financial Officer and Secretary and will continue serving in those positions.

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

Richard O. Dean

Mr. Dean was Chairman and CEO of Ashcroft Homes Corp., predecessor, for 20 years until 2019. Mr. Dean became CEO and founder of Stratus Capital Corporation upon the reorganization of Ashcroft into a holding company. On October 25, 2020, Mr. Dean resigned as Chief Executive Officer, President and Chairman of the Board. He remains a Director and will continue serving in that position.

Mr. Dean has been an active real estate developer and member of the Denver Metro community over the last 40 years. Mr. Dean has held various senior management capacities in the land, commercial, multifamily and homebuilding industries. Mr. Dean has built greater than 2,000 single family units, entitled over 20 subdivisions resulting in 10,000 lots and has managed significant commercial and multi-family development.

John L. Page

Mr. Page was appointed Executive Vice President of Stratus Capital Corporation effective December 1, 2020.

Mr. Page is Co-Founder/Managing Partner of Audex Capital, LLC (since August 2020). From August 2019 until August 2020, he was consulting for a private equity firm in Canada. Mr. Page was Director of Institutional Fixed Income Sales & Trading at Brownstone Investment Group from 2014 until 2019. From January 2010 until March 2014, he was SVP of Institutional Sales & Trading at Carolina Capital Markets. From 2007-2010 Cranwood Capital Management, a fixed-income arbitrage hedge fund. From 1992 – 2010 Mr. Page worked for some of the leading firms on Wall Street; such as, Lehman Brothers, Raymond James, CIBC Oppenheimer and UBS Paine Webber.

Mr. Page holds a Series 7 and 63 securities licenses that are currently inactive. He received his B.A. Political Science from Roanoke College in 1989.

There are no family relationships amongst the officers and directors of the Company.

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

ANNUAL MEETING

The annual meeting of stockholders is anticipated in July of 2021 and will include the election of directors. The annual meeting will be held at our principal office or at such other place as permitted by the laws of the State of Delaware and on such date as may be fixed from time to time by resolution of our board of directors.

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

(REMAINDER OF PAGE LEFT BLANK INTENTIONALLY)

ITEM 11. EXECUTIVE COMPENSATION.

Summary of Executives and Director Compensation Table

The following table sets forth the compensation paid to our officers for the years ended December 31, 2019 and 2020.

NAME AND PRINCIPAL POSITION	YEAR	SALARY	BONUS	STOCK AWARDS (1)	OPTIONS AWARDS ($)	NON-EQUITY INCENTIVE PLAN COMPENSATION ($)	NON-QUALIFIED DEFERRED COMPENS- ATION ($)	ALL OTHER COMP	TOTAL
Pedro C. Gonzalez,
Chief Executive Officer, President, Chief Financial Officer, Secretary (2)	2019	$36,000	$0	$0	$0	$0	$0	$0	$36,000
	2020	$36,000	$0	$0	$0	$0	$0	$0	$36,000

Richard O. Dean (3)
Former Chief Executive Officer and President	2019	$36,000	$0	$75,500	$0	$0	$0	$0	$111,500
	2020	$27,000	$0	$0	$0	$0	$0	$0	$27,000

John L. Page, Executive Vice-President (4)	2020	$0	$0	$0	0	$0	$0	$0	$0

(1) In 2019, 1,000,000 shares of Series A Preferred stock were awarded to Richard O. Dean for $75,500 in services rendered and for $10,000 in cash.
(2) Mr. Gonzalez was appointed Chief Executive Officer, President and Chairman of the Board on October 25, 2020.
(3) On October 25, 2020, Mr. Dean resigned as CEO, President and Chairman but remains a Director.
(4) Appointed Executive Vice-President on December 1, 2020.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

Executive officers Richard O. Dean and Pedro C. Gonzalez had employment agreements, each annually renewable.

Mr. Dean, formerly our President and Chief Executive Officer and Mr. Gonzalez, formerly our Vice President, Chief Operating Officer and Chief Financial Officer, each received a base salary of $36,000 annually and were entitled to receive a minimal annual increase of 6.5%.

Effective September 30, 2020, Mr. Dean’s employment Agreement was terminated by mutual agreement with immediate effect.

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

Compensation Table" during the years ended December 31, 2019 and 2020:

Name	Year	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Non-qualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Pedro C. Gonzalez	2019	0	0	0	0	0	0	$0
	2020	0	0	0	0	0	0	$0

Richard O. Dean	2019	0	0	0	0	0	0	$0
	2020	0	0	0	0	0	0	$0

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

EQUITY COMPENSATION PLAN INFORMATION

Key Employees Stock Compensation Plan

Effective May 7, 2019, our Stock Option and Award Plan (the "Stock Incentive Plan") was approved by our Board of Directors. Under the Stock Incentive Plan, the Board of Directors may grant options or purchase rights to purchase common stock to officers, employees, and other persons who provide services to us or any related company. The participants to whom awards are granted, the type of awards granted, the number of shares covered for each award, and the purchase or exercise price, conditions and other terms of each award are determined by the Board of Directors, except that the term of the options shall not exceed 10 years. A total of 4 million shares of our common stock are subject to the Stock Incentive Plan and maybe either a qualified or non-qualified stock option. The shares issued for the Stock Incentive Plan may be either treasury or authorized and unissued shares. As of December 31, 2020, we have granted no stock options to purchase any shares of our common stock under the Plan.

(REMAINDER OF PAGE LEFT BLANK INTENTIONALLY)

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth as of March 31, 2021 the number and percentage of the outstanding shares of common stock (21,525,481), which according to the information available to us, were beneficially owned by:

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

Title of Class	Name and Address of Beneficial Owners[1]	Amount and Nature of Beneficial Ownership	Percent of Class Outstanding[7]
Common	Pedro C. Gonzalez, CEO, President, CFO and Chairman[2,3]	11,007,130	51.1%
Common	Willamette Group Trust[4]	8,110,146	37.7%
Common	Richard O. Dean, Director[2]	1,000,000	4.6%
Common	John L. Page, Executive Vice President	0	0%
Common	Casablanca Homes[5]	1,200,000	4.8%
Common	All officers and directors as a group (3 persons)[3]	12,007,130	55.8%

Series A Preferred	Willamette Group Trust[4,6]	1,000,000	100%
Series A Preferred	All officers and directors as a group (1 person)[4,6]	1,000,000	100%

_______________________________________

(1)	8480 East Orchard Road, Suite 1100, Greenwood Village, Colorado 80111.

(2)	Officer or director of the Company.

(3)	Includes 8,110,146 Willamette Group Trust shares.

(4)	Beneficially owned by Pedro C. Gonzalez as Trustee of Willamette Group Trust, an officer and director of our Company.

(5)	Beneficially owned by John Chen, deceased.

(6)	Mr. Gonzalez, as Trustee of Willamette Group Trust, holds 1,000,000 Series A Preferred shares. The record Holders of the Series A Preferred Super Majority Voting Stock shall have the right to vote on any matter with holders of Common Stock and may vote as required on any action, which Delaware law provides may or must be approved by vote or consent of the holders of the specific series of voting preferred shares and the holders of common shares. The Record Holders of the Series A Preferred Shares shall have that number of votes equal to that number of common shares which is not less than 60% of the vote required to approve any action, which Delaware law provides may or must be approved by vote or consent of the holders of other series of voting
36

preferred shares and the holders of common shares or the holders of other securities entitled to vote, if any.

(7)	Based on 21,525,481 common shares outstanding on March 31, 2021.

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

Securities Purchase Agreement – Changes in Control of Registrant

On October 28, 2020, Mr. Richard Dean and his wife Reagan Dean entered into a Securities Purchase Agreement with Willamette Group Trust, of which Mr. Pedro Gonzalez is Trustee, and agreed to sell a majority of their shares (5,971,330 and 2,017,271 common shares owned by Richard Dean and Reagan Dean, respectively, and 675,000 and 325,000 preferred shares owned by Richard Dean and Reagan Dean, respectively) to Willamette Group Trust. Pursuant to the agreement, Mr. Dean retained 1,000,000 common shares of Stratus Capital Corp. (the “Company”). Additionally, Mr. Gonzalez agreed to personally guarantee the existing promissory note between the Deans and the Company, with an anticipated repayment date of March 31, 2021.

As a result of the above transaction, Mr. Dean holds 1,000,000 shares of common stock (4.65%) and zero shares of preferred stock; Willamette Group Trust holds 8,110,146 shares of common stock (37.68%) and 1,000,000 shares of preferred stock (100%); Mr. Gonzalez holds 2,836,984 shares of common stock (13.18%) and zero shares of preferred stock (0%) and beneficially owns 10,947,130 shares of common stock (50.86%) and 1,000,000 shares of preferred stock (100%) with the Willamette Group Trust holdings included. Willamette Group Trust acquired the shares for $75,000 in cash, due January 15, 2021 and $75,000 in an 8% secured promissory note due March 31, 2021, with the securities pledged as collateral. As additional consideration, Mr. Gonzalez agreed to personally guarantee the existing promissory note between the Deans and the Company, with an anticipated repayment date of March 31, 2021.

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

Amendment to Securities Purchase Agreement dated October 28, 2020

Subsequently, we entered into an Amendment Agreement to the Securities Purchase Agreement (“Amendment Agreement”) discussed above with Willamette Group Trust (Pedro Gonzalez as Trustee) and Richard Dean and Reagan Dean to amend the effective date of the Securities Purchase Agreement to January 10, 2021. In addition, the Amendment Agreement revised the anticipated repayment date of the existing promissory notes to reflect June 30, 2021. No other changes or terms of the Securities Purchase Agreement were made.

Promissory Notes

During the year ended December 31, 2020, a partnership controlled by one of our directors, who was a former officer of the company and the former principal shareholder, advanced to us $62,897 (2019 - $65,620) by way of a promissory note to finance our working capital requirements.

Effective October 28, 2020, Mr. Gonzalez entered into a personal guarantee for this loan which became due on March 31, 2020 and was subsequently amended to mature June 30, 2021.

As at December 31, 2020 the balance outstanding under the promissory note was $158,874 (2019 - $95,977).

Employment Agreements

Our officers were party to employment agreements to pay Messrs. Dean and Gonzalez $36,000 per year, plus 6% annual increase. Mr. Dean’ employment agreement was terminated by mutual consent as of September 30, 2020.

As on December 31, 2020 the balance accrued under these agreements was $153,000 (2019 - $90,000).

Placement Agent Agreement

On February 23, 2021, the Company entered into a Placement Agent Fee Agreement with CIM Securities, LLC, a Colorado Limited Liability Company (“CIM”) for the Regulation A Offering. We agreed to pay CIM a commission equal to seven percent (7%) in cash on the subscriptions completed, whether through an investor or referrals from CIM’s investors through May 23, 2021.

We shall pay a three percent (3%) in non-accountable expenses for the anti-money laundering, due diligence, and legal costs required by the regulations applicable, from the proceeds at the closing of the subscriptions.

In addition, CIM Securities has warrants to purchase Preferred shares at sale price of $10.00 for a period of three years after offering closes. The Warrants will be able to be exercised cashless and have piggy-back registration rights for common stock upon conversion. The warrants will be for an amount equal to 7% of the shares sold in the Offering and shall be assignable. The common stock conversion rights shall be those as the Series B provides in the Certificate of Designation.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following is a summary of the fees billed to the Company by its independent registered Public Accounting firm for the years ended December 31, 2020 and 2019:

	Year Ended December 31, 2020	Year Ended December 31, 2019

Audit fees	$12,500	$5,500
Audit related fees	—	—
All other fees	—	—
Tax fees	—	—
Total	$12,500	$5,500

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

All Other Fees. Any other fees not included in Audit Fees, Audit-Related Fees, or Tax Fees.

(REMAINDER OF PAGE LEFT BLANK INTENTIONALLY)

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES.

The following exhibits are incorporated into this Form 10-K Annual Report:

Exhibit No.	Description of Document

3.(i).1	Certification of Incorporation - Delaware - Stratus Capital Corp. – 4.13.18 (1)
3.(ii).1	Bylaws (1)
4.1	Certificate of Designation of Series A Preferred Super Majority Voting Stock (1)
4.2	Stratus Capital Corp. 2019 Stock Option and Award Plan (1)
4.3	Certificate of Designation of Series B Preferred 10% Cumulative Dividend Convertible Stock (2)
4.4	Amended Certificate of Designation of Series A Preferred Super Majority Voting Stock (2)
10.1	Agreement and Plan of Merger and Reorganization into Holding Company Structure – Ashcroft Homes Merger Corp., Ashcroft Operations, Inc. and Stratus Capital Corp. (1)
10.2	Richard O. Dean Employment Agreement (1)
10.3	Pedro C. Gonzalez Employment Agreement (1)
10.4	Richard O. Dean Revised Employment Agreement (1)
10.5	Pedro C. Gonzalez Revised Employment Agreement (1)
10.6	Securities Purchase Agreement dated October 28, 2020
10.7	Amendment to Securities Purchase Agreement
10.8	Promissory Note
10.9	CIM Placement Agent Fee Agreement
21.1	List of Subsidiaries
31	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a–14(a) or 15d-14(a) of the Securities Exchange Act of 1934
32	Certification of Chief Executive Officer and Chief Financial Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document (3)
101.SCH	XBRL Taxonomy Extension Schema Document (3)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (3)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (3)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (3)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (3)

(1)	Incorporated by reference from the exhibits included in the Company's Form 10 filed with the Securities and Exchange Commission (www.sec.gov), dated September 9, 2019.
(2)	Incorporated by reference from the exhibits included in the Company's Form 1-A filed with the Securities and Exchange Commission (www.sec.gov), dated January 14, 2021.
(3)	Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STRATUS CAPITAL CORP.

/s/ Pedro C. Gonzalez	March 31, 2021
Pedro C. Gonzalez
(Chief Executive Officer/Principal Executive Officer and Chief Financial Officer/Principal Financial Officer/Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Pedro C. Gonzalez	March 31, 2021
Pedro C. Gonzalez, Director

/s/ Richard O. Dean	March 31, 2021
Richard O. Dean, Director

