Form 10-Q
period 2021-03-31
STRATUS CAPITAL CORP
filed 2021-05-17
CIK 1761540

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided to Section 13(a) of the Exchange Act. [X].

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	[ ]	No	[X]

Indicate the number of share outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of May 17, 2021, there were 21,525,481 shares of the registrant’s common stock, $0.0001 par value, issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

STRATUS CAPITAL CORP.
CONDENSED UNAUDITED BALANCE SHEETS

	MARCH 31,	DECEMBER 31,
	2021	2020

ASSETS

Current Assets
Cash and Cash Equivalents	$555	$39
Prepaid Expenses	1,625	3,250

Total Current Assets	2,180	3,289

Total Assets	$2,180	$3,289

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities
Accounts Payable	1,852	4,773
Accruals - Related Parties	178,061	165,630
Notes Payable - Related Parties	185,342	158,874

Total Current Liabilities	365,255	329,277

Total Liabilities	365,255	329,277

Commitments and Contingencies (Note 7)

Shareholders' Deficit
Preferred Stock, $0.0001 par value, 4,000,000 shares
authorized, 0 issued or outstanding	—	—
Series A Preferred Stock, $0.0001 par value, 1,000,000 shares
authorized, 1,000,000 issued and outstanding	100	100
Series B Preferred 10% Cumulative Dividend Convertible Stock, $0.0001 par value, 5,000,000 shares authorized, 0 issued and outstanding	—	—
Common Stock, $0.0001 par value, 25,000,000 shares
authorized, 21,525,481 issued and outstanding	2,153	2,153
Additional Paid in Capital	(9,179)	(9,179)
Accumulated Deficit	(356,149)	(319,062)

Total Shareholders' Deficit	(363,075)	(325,988)

Total Liabilities and Shareholders' Deficit	$2,180	$3,289

The accompanying notes are an integral part of these condensed unaudited financial statements

STRATUS CAPITAL CORP.
CONDENSED UNAUDITED STATEMENTS OF OPERATIONS

	FOR THE
	THREE MONTHS ENDED MARCH 31,
	2021	2020

REVENUE	$—	$—

OPERATING EXPENSES
General and administrative expenses	33,656	34,769

Total Operating Expenses	33,656	34,769

OPERATING LOSS	(33,656)	(34,769)

OTHER INCOME (EXPENSE)
Interest expense - related party	(3,431)	(2,054)

INCOME (LOSS) BEFORE TAXES	(37,087)	(36,823)

TAXES	—	—

NET INCOME (LOSS)	$(37,087)	$(36,823)

Net Income (Loss) per Common Share: Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding: Basic and Diluted	21,525,481	21,525,481

The accompanying notes are an integral part of these condensed unaudited financial statements

STRATUS CAPITAL CORP.
CONDENSED UNAUDITED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT THREE MONTHS ENDED MARCH 31, 2021 AND 2020

	Series	A			Additional
	Preferred Shares		Common Shares		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total Shareholders’ Deficit

Balance at December 31, 2019	1,000,000	$100	21,525,481	$2,153	$(9,179)	$(184,877)	$(191,803)

Net loss for the quarter	—	—	—	—	—	(36,823)	(36,823)

Balance at March 31, 2020	1,000,000	$100	21,525,481	$2,153	$(9,179)	$(221,700)	$(228,626)

Balance at December 31, 2020	1,000,000	$100	21,525,481	$2,153	$(9,179)	$(319,062)	$(325,988)

Net loss for the quarter	—	—	—	—	—	(37,087)	(37,087)

Balance at March 31, 2021	1,000,000	$100	21,525,481	$2,153	$(9,179)	$(356,149)	$(363,075)

The accompanying notes are an integral part of these condensed unaudited financial statements

STRATUS CAPITAL CORP.
CONDENSED UNAUDITED STATEMENTS OF CASH FLOWS

	FOR THE
	THREE MONTHS ENDED MARCH 31,
	2021	2020

Cash Flows from Operating Activities:

Net Income (Loss)	$(37,087)	$(36,823)
Adjustments to reconcile net income (loss) to
net cash used in operating activities	—	—

Changes in working capital items:
Prepaid expenses	1,625	—
Accounts payable	(2,921)	2,742
Accruals - related parties	12,431	20,055

Net Cash Flows Used in Operating Activities	(25,952)	(14,026)

Net Cash Flows from Investing Activities	—	—

Net Cash Flows from Financing Activities
Advances under notes payable - related parties	26,468	13,822

Net Cash Flows from Financing Activities	26,468	13,822

Net Change in Cash:	516	(204)

Beginning Cash:	$39	$244

Ending Cash:	$555	$40

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$—	$—
Cash paid for tax	$—	$—

The accompanying notes are an integral part of these condensed unaudited financial statements

STRATUS CAPITAL CORP

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE-MONTHS ENDED MARCH 31, 2021

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

Impact of COVID-19

We have not commenced substantial operations as yet and consequently have not been directly impacted by the Covid-19 outbreak at this time. However, the detrimental effect of the Covid-19 outbreak on the economy as a whole may have a detrimental impact on our ability to raise funding and commence full scale operations for the foreseeable future.

NOTE 2. GOING CONCERN

Our financial statements are prepared using accounting principles generally accepted in the United States of America (“GAAP”) applicable to a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. We have no ongoing business or income and for the three-month period ended March 31, 2021 incurred a loss of $37,087 and had an accumulated deficit of $356,149 as of March 31, 2021. These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties. Our ability to continue as a going concern is dependent upon our ability to raise additional debt or equity funding to meet our ongoing operating expenses and ultimately in implementing our proposed business plan and establishing profitable operations. No assurances can be given that we will be successful in achieving these objectives.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The summary of significant accounting policies is presented to assist in the understanding of the financial statements. These policies conform to GAAP and have been consistently applied. The Company has selected December 31 as its financial year end. The Company has not earned any revenue to date.

Interim Financial Statements

The accompanying unaudited interim condensed financial statements have been prepared in accordance with GAAP for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2021 and for the related periods presented, have been included. The results for the three-month period ended March 31, 2021 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto for the year ended December 31, 2020 filed in our Form 10-K on March 31, 2021.

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

Cash and Cash Equivalents:

We maintain cash balances in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents. As of March 31, 2021 and December 31, 2020 our cash balances were $555 and $39, respectively.

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

Our financial instruments consist of our cash, prepaid expenses, accounts payable, accrued expenses - related parties and notes payable – related parties. The carrying amounts of our prepaid expenses, accounts payable, accrued expenses- related parties and notes payable – related parties approximate their fair values because of the short-term maturities of these instruments

Related Party Transactions:

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

During the three-month periods ended March 31, 2021 and 2020, we did not recognize any revenue.

Advertising Costs:

We expense advertising costs when advertisements occur. No advertising costs were incurred during the three-month periods ended March 31, 2021 and 2020.

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

No potentially dilutive debt or equity instruments were issued or outstanding during the three-month periods ended March 31, 2021 and 2020.

Recently Accounting Pronouncements:

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and do not believe any of these pronouncements will have a material impact on our financial statements.

NOTE 4. PREPAID EXPENSES

As of March 31, 2021 and December 31, 2020, the balance of prepaid expenses was $1,625 and $3,250, respectively, which related to the annual disclosure and news service subscription for OTC Markets which is being amortized monthly over the course of the year commencing July 1, 2020.

NOTE 5. ACCRUED EXPENSES - RELATED PARTIES

As of March 31, 2021 and December 31, 2020, balances of $162,000 and $153,000, respectively, were due to our current and former officers and directors with respect to accrued compensation.

In addition, as of March 31, 2021 and December 31, 2020, balances of $16,061 and $12,630 in accrued interest was due on loans made to us by a partnership controlled by one of our directors, who was a former officer of the company and the former principal shareholder and by a trust controlled by our current director, officer and principal shareholder.

NOTE 6. NOTE PAYABLE – RELATED PARTY

During the three months ended March 31, 2021, a partnership controlled by one of our directors, who was a former officer of the Company and the former principal shareholder, advanced to us $18,268 (2020 - $13,822) by way of a promissory note to finance our working capital requirements.

Effective October 28, 2020, our CEO/CFO entered into a personal guarantee for this loan which became due on March 31, 2020 and was subsequently amended to mature June 30, 2021.

The promissory note bears interest at 8% per annum and as of March 31, 2021 and December 31, 2020 interest of $15,988 and $12,630, respectively, was accrued with respect to this loan.

As at March 31, 2021 and December 31, 2020, the balance outstanding under the promissory note was $177,142 and $158,874 respectively.

During the three months ended March 31, 2021, a trust controlled by one of our directors, our current officer and principal shareholder advances to us $8,200 by way of a promissory note to finance our working capital requirements.

The promissory note bears interest at 8% per annum and is unsecured and dues on demand.

As of March 31, 2020 interest of $73 was accrued with respect to this loan.

As at March 31, 2021 the balance outstanding under this promissory note was $8,200.

NOTE 7. COMMITMENTS & CONTINGENCIES

Legal Proceedings

We were not subject to any legal proceedings during the three-month periods ended March 31, 2021 or 2020, and, to the best of our knowledge, no legal proceedings are pending or threatened.

Contractual Obligations

During the years ended December 31, 2020, we rented a storage unit under a month-to-month agreement. The rent was initially $120 a month and was reduced to $87 per month in April 2020 when we moved to a smaller unit. Effective January 2021 we are no longer renting a storage unit.

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

In addition, contingent upon its success in raising funds, CIM Securities will be issued warrants to purchase Preferred shares at sale price of $10.00 for a period of three years after offering closes. The warrants will be able to be exercised cashless and have piggy-back registration rights for common stock upon conversion. The warrants will be for an amount equal to 7% of the shares sold in the Offering and shall be assignable. The common stock conversion rights shall be those as the Series B provides in the Certificate of Designation.

NOTE 8. SHAREHOLDERS’ DEFICIT

Preferred Stock

We are authorized to issue 4,000,000 shares of preferred stock with a par value of $0.0001.

1,000,000 shares of Series A Preferred Stock were designated and issued effective January 17, 2019.

5,000,000 shares of Series B 10% Cumulative Dividend Convertible Preferred Stock were designated effective December 15, 2020.

No other series of preferred stock had been designated or issued at March 31 2020 or December 31, 2020.

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

As of March 31, 2021 and December 31, 2020, 1,000,000 shares of Series A Preferred Stock were issued and outstanding.

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

No shares of common stock were issued during the three months ended March 31, 2021 and 2020.

In both our Form 10Q for the three and nine months ended September 30, 2020 filed on November 16, 2020 and our Form 8K filed on December 4, 2020, we disclosed our intention to issue certain shares of common stock to directors, officers and staff. No such shares have been issued at this time and any such issuances are unlikely to be finalized before Q2 2021.

As of March 31, 2021 and December 31, 2020, 21,525,481 shares of common stock were issued and outstanding.

Stock Options

We have an incentive stock option plan, which provides for the granting by the Board of Directors of stock options to directors and officers for the purchase of authorized but unissued common shares. No stock options have been granted under this plan since its inception.

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events after March 31, 2021, in accordance with FASB ASC 855 Subsequent Events, through the date of the issuance of these financial statements and has determined there have been no subsequent events for which disclosure is required other than as listed below.

Effective April 1, 2021, we filed an amendment to our Form 1-A previously filed on January 15, 2021.

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

Based on our financial history since inception, our auditor has expressed substantial doubt as to our ability to continue as a going concern. As reflected in the accompanying financial statements, as of March 31, 2021, we had an accumulated deficit totaling ($356,149). This raises substantial doubts about our ability to continue as a going concern.

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

Summary of current development projects under consideration:

Wood Dove Avenue Townhomes, Washington Park Townhomes, Magnolia Park Condos, Grande Oaks Preserve Condos, Miller Street Station Townhomes and Perry Park Townhomes. All projects are located in the Gulf Coast of Florida and Denver, CO markets which are experiencing continuing expansion in employment, residential and commercial development, population growth and resulting housing demand.

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

RESULTS OF OPERATIONS FOR THREE MONTHS ENDED MARCH 31, 2021 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2020

We are a publicly quoted real estate development company seeking to develop or redevelop residential, commercial or mixed use properties

Revenue

We recognized no revenue during the three-month periods ended March 31, 2021 and 2020 as we had no revenue generating activities during these periods.

General and Administrative Expenses

During the three months ended March 31, 2021, we incurred general and administrative expenses of $33,656 compared to $34,769 during the same period ended March 31, 2020, an increase of $1,113.

Operating Loss

During the three months ended March 31, 2021, we incurred an operating loss of ($33,656) compared to an operating loss of ($34,769) during the three months ended March 31, 2020 due to the factors described above.

Interest and Other Income (Expenses)

During the three months ended March 31, 2021, we incurred $3,431 in related party interest expense compared to $2,054 for the same period ended March 31, 2020, an increase of $1,377. The increase was due to the increase in the funds advance under our related party notes between the two periods.

Loss before Income Tax

During the three months ended March 31, 2021, we incurred a net loss before income taxes of ($37,087) compared to ($36,823) for the three months ended March 31, 2020 due to the factors discussed above.

Provision for Income Tax

No provision for income taxes was recorded during the three months ended March 31, 2021 or March 31, 2020 as we incurred taxable losses in both periods.

Net Loss

During the three months ended March 31, 2021, we incurred a net loss of ($37,087) compared to a net loss of ($36,823) in 2020 due to the factors discussed above.

CASH FLOW

As at March 31, 2021, we did not have any revenue generating activities or other sources of income and we had net liabilities of $363,075 and an accumulated deficit of $356,149.

	Three Months Ended	Three Months Ended
	March 31, 2021	March 31, 2020
Net Cash Used in Operating Activities	$(25,952)	$(14,026)
Net Cash Flows from Investing Activities	—	—
Net Cash Flows from Financing Activities	26,468	13,822
Net Movement in Cash and Cash Equivalents	$516	$(204)

Operating Activities

During the three months ended March 31, 2021, we incurred a net loss of ($37,087) which after adjustments for a decrease of $1,625 in prepaid expenses, a decrease in accounts payable of $2,921 and an increase in accrued expenses – related parties of $12,431 resulted in net cash of $25,952 being used in operations.

By comparison, during the three months ended March 31, 2020, we incurred a net loss of ($36,823) which after adjustments for an increase in accounts payable of $2,742 and in accrued expenses – related parties of $20,055 resulted in net cash of $14,026 being used in operations.

Investing Activities

During the three months period ended March 31, 2021 and 2020, we had no investing activities.

Financing Activities

During the three months ended March 31, 2021, we received a total of $26,468 by way of promissory notes from two related parties to finance our working capital requirements. We received $18,268 by way of a promissory note from a partnership controlled by one of our directors, who was a former officer of the company and the former principal shareholder and a further $8,200 by way of a promissory from a trust controlled by another of our directors, our current officer and principal shareholder

By comparison, during the three months ended March 31, 2020, we received $13,822 by way of a loan from one of our directors, formerly an officer of the company and the former principal shareholder.

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

Off-Balance Sheet Arrangements

Per SEC regulations, we are required to disclose our off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, such as changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors. As of March 31, 2021, we have no off-balance sheet arrangements.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We were not subject to any legal proceedings during the three-month periods ended March 31, 2021 or 2020, and, to the best of our knowledge, no legal proceedings are pending or threatened.

Item 1a. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item

Item 2. Unregistered Sales of Equity Securities and Use Of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

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

STRATUS CAPITAL CORP.
(Registrant)

Dated: May 17, 2021	By:	/s/ Pedro C. Gonzalez
Pedro C. Gonzalez
(Chief Executive Officer & Principal Executive Officer
Chief Financial Officer & Principal Accounting Officer)

