Form 10-Q
period 2021-06-30
STRATUS CAPITAL CORP
filed 2021-08-20
CIK 1761540

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

[X]QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

[ ]TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______________ to ______________

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

Yes[X]	No[ ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 for Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes[X]	No[ ]

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided to Section 7(a)(2)(B) of the Securities Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes[ ]	No[X]

Indicate the number of share outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of August 19, 2021, there were 21,525,481 shares of the registrant’s common stock, $0.0001 par value, issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

STRATUS CAPITAL CORP.

CONDENSED UNAUDITED BALANCE SHEETS

	JUNE 30,	DECEMBER 31,
	2021	2020

ASSETS

Current Assets
Cash and Cash Equivalents	$372	$39
Prepaid Expenses	—	3,250

Total Current Assets	372	3,289

Total Assets	$372	$3,289

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities
Accounts Payable	$16,506	$4,773
Accruals - Related Parties	193,456	165,630
Notes Payable - Related Party	204,442	158,874

Total Current Liabilities	414,404	329,277

Total Liabilities	414,404	329,277

Commitments and Contingencies (Note 7)

Shareholders' Deficit
Preferred Stock, $0.0001 par value, 4,000,000 shares authorized, 0 issued and outstanding	—	—
Series A Preferred Stock, $0.0001 par value, 1,000,000 shares authorized, 1,000,000 issued and outstanding	100	100
Series B Preferred 10% Cumulative Convertible Stock, $0.0001 par value, 5,000,000 shares authorized, 0 issued and outstanding	—	—
Common Stock, $0.0001 par value, 25,000,000 shares authorized, 21,525,481 issued and outstanding	2,153	2,153
Additional Paid In Capital	(9,179)	(9,179)
Accumulated Deficit	(407,106)	(319,062)

Total Shareholders' Deficit	(414,032)	(325,988)

Total Liabilities and Shareholders' Deficit	$372	$3,289

The accompanying notes are an integral part of these condensed unaudited financial statements

STRATUS CAPITAL CORP.

CONDENSED UNAUDITED STATEMENTS OF OPERATIONS

	FOR THE		FOR THE
	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2021	2020	2021	2020

REVENUE	$—	$—	$—	$—

EXPENSES
General and administrative expenses	47,062	33,399	80,718	68,168

Total Expenses	47,062	33,399	80,718	68,168

OPERATING LOSS	(47,062)	(33,399)	(80,718)	(68,168)

OTHER (INCOME) EXPENSE
Interest - related party	(3,895)	(2,366)	(7,326)	(4,420)

INCOME (LOSS) BEFORE TAXES	(50,957)	(35,765)	(88,044)	(72,588)

TAXES	—	—	—	—

NET INCOME (LOSS)	$(50,957)	$(35,765)	$(88,044)	$(72,588)

Net Income (Loss) per Common Share: Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding: Basic and Diluted	21,525,481	21,525,481	21,525,481	21,525,481

The accompanying notes are an integral part of these condensed unaudited financial statements

STRATUS CAPITAL CORP.

CONDENSED UNAUDITED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT

					Additional
	Preferred Shares		Common Shares		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2019	1,000,000	$100	21,525,481	$2,153	$(9,179)	$(184,877)	$(191,803)

Net loss for the quarter	—	—	—	—	—	(36,823)	(36,823)

Balance at March 31, 2020	1,000,000	$100	21,525,481	$2,153	$(9,179)	$(221,700)	$(228,626)

Net loss for the quarter	—	—	—	—	—	(35,765)	(35,765)

Balance at June 30, 2020	1,000,000	$100	21,525,481	$2,153	$(9,179)	$(257,465)	$(264,391)

Balance at December 31, 2020	1,000,000	$100	21,525,481	$2,153	$(9,179)	$(319,062)	$(325,988)

Net loss for the quarter	—	—	—	—	—	(37,087)	(37,087)

Balance at March 31, 2021	1,000,000	$100	21,525,481	$2,153	$(9,179)	$(356,149)	$(363,075)

Net loss for the quarter	—	—	—	—	—	(50,957)	(50,957)

Balance at June 30, 2021	1,000,000	$100	21,525,481	$2,153	$(9,179)	$(407,106)	$(414,032)

The accompanying notes are an integral part of these condensed unaudited financial statements

STRATUS CAPITAL CORP.

CONDENSED UNAUDITED STATEMENTS OF CASH FLOWS

	FOR THE
	SIX MONTHS ENDED JUNE 30,
	2021	2020

Cash Flows from Operating Activities:

Net Income (Loss)	$(88,044)	$(72,588)
Adjustments to reconcile net income (loss) to net cash from operating activities	—	—

Changes in working capital items:
Prepaid expenses	3,250	(6,500)
Accounts payable	11,733	(604)
Accruals - related parties	27,826	40,421

Net Cash Flows Used in Operating Activities	(45,235)	(39,271)

Net Cash Flows from Financing Activities
Advances under notes payable - related party	45,568	39,071

Net Cash Flows Provided by Financing Activities	45,568	39,071

Net Change in Cash:	333	(200)

Beginning Cash:	$39	$244

Ending Cash:	$372	$44

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$—	$—
Cash paid for tax	$—	$—

The accompanying notes are an integral part of these condensed unaudited financial statements

STRATUS CAPITAL CORP

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

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

On June 1, 2021, Stratus Capital on behalf of itself, its respective heirs, executors, administrators, agents, and assignees ,Stratus Summit Trail, LLC, (referred to as “Summit”), the Richard and Reagan Dean Family Partnership, LLLP (referred to as “RRDFPLLLP”) and Denver Digital Hub, LLC (referred to as “DDH”) (collectively referred to herein as the “Party” or “Parties.”) entered into a Purchase Agreement (“Purchase Agreement”).

RRDFPLLLP and DDH respectively own seventy-five percent (75%) and twenty-five percent (25%) of the membership interest of Summit (“Interest”) and both of these parties sold their entire Interest or a total of one hundred percent (100%) of the Interest of Summit to Stratus Capital.

Stratus Capital has agreed to acquire the Interest owned by RRDFPLLLP and DDH of Summit of which Summit owns a total of 21 buildings lots as identified as Exhibit A to the Purchase Agreement within Grand County, town of Fraser, Colorado (“Subject Property”). Stratus Capital agreed that the continuing engineering, architectural or entitlement improvements are to be assigned to Summit if Stratus Capital does not fully pay the Promissory Note (‘the Note’) issued in respect of this transaction as per its terms and provisions as described below.

The purchase price is equal to $60,000 per lot, or 21 lots equal to $1,260,000 adjusted for any site or infrastructure costs as agreed upon by the Parties.

Stratus Capital will fully pay the Note on or before October 31, 2021, or as agreed by the Parties. As denoted within the Deed of Trust of the Note, RRDFPLLLP and DDH will retain a security interest within the Subject Property until the Note is fully paid per its terms and provisions.

The Closing date shall be 30 days from the date of the Purchase Agreement (unless extended by mutual agreement), title will be provided free and clear with exception of debt assumption and the Note and a special warranty deed is agreed upon by the Parties. Closing of the transaction is formally pending audit of Summit, but Stratus Capital is actively managing the project under a management agreement. The Closing date has subsequently been extended to September 30, 2021, by mutual consent.

Simultaneously with the execution of the Purchase Agreement, Stratus Capital executed and issued a Promissory Note (“Note”) with personal guarantee of Peter Gonzalez, our CEO, (“Gonzalez”) to RRDFPLLLP and DDH as consideration for the Purchase Agreement. The Note is for the principal sum of One Million Two Hundred Sixty Thousand Dollars and No/100ths Dollars ($1,260,000.00), together with interest on the unpaid principal balance from the date hereof, until paid, at the rate of six percent (6%) per annum.

The Parties also agree that as consideration for services provided within the normal course of business since 2019 or initial acquisition of the Subject Property by Summit, a development fee is due and payable to Willamette Group Trust (“WGT”) equal to $12,500 per lot or $262,500 which is excluded from proceeds due to Seller pursuant to 1(d) of the Purchase Agreement. WGT is a related party, controlled by Stratus Capital principal Gonzalez and WGT agrees that all fees due to itself shall be waived if Stratus Capital does not perform on the terms and provisions of the Note.

Impact of COVID-19

We have not commenced substantial operations as yet and consequently have not been directly impacted by the Covid-19 outbreak at this time. However, the detrimental effect of the Covid-19 outbreak on the economy as a whole may have a detrimental impact on our ability to raise funding and commence full scale operations for the foreseeable future

NOTE 2. GOING CONCERN

Our financial statements are prepared using accounting principles generally accepted in the United States of America (“GAAP”) applicable to a going concern, which contemplate the realization of assets and the liquidation of liabilities in the normal course of business. We have no ongoing business or income and for the six-month period ended June 30, 2021, incurred a loss of $88,044 and had an accumulated deficit of $407,106 as of June 30, 2021. These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties. Our ability to continue as a going concern is dependent upon our ability to raise additional debt or equity funding to meet our ongoing operating expenses and ultimately in merging with another entity with experienced management and profitable operations. No assurances can be given that we will be successful in achieving these objectives.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The summary of significant accounting policies is presented to assist in the understanding of the financial statements. These policies conform to GAAP and have been consistently applied. The Company has selected December 31 as its financial year end. The Company has not earned any revenue to date.

Interim Financial Statements

The accompanying unaudited interim condensed financial statements have been prepared in accordance with GAAP for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2021 and for the related periods presented, have been included. The results for the three- and six-month periods ended June 30, 2021 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto for the year ended December 31, 2020 filed in our Form 10-K on March 31, 2021.

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

Cash and Cash Equivalents:

We maintain cash balances in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents. As of June 30, 2021 and December 31, 2020, our cash balances were $372 and $39, respectively.

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

Our financial instruments consist of our cash, prepaid expenses, accounts payable, accrued expenses - related parties and notes payable – related party. The carrying amount of our prepaid expenses, accounts payable, accrued expenses- related parties and notes payable – related party approximates their fair values because of the short-term maturities of these instruments

Related Party Transactions:

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

ROU assets represent the right to use an asset for the lease term and lease liability represent the obligation to make lease payment arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over lease term. As most of the leases doesn’t provide an implicit rate. We generally use the incremental borrowing rate on the estimated rate of interest for collateralized borrowing over a similar term of the lease payments at commencement date. The operating ROU asset also includes any lease payments made and exclude lease incentives. Lease expense for lease payment is recognized on a straight-line basis over the lease term.

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

During the three- and six-month periods ended June 30, 2021 and 2020, we did not recognize any revenue.

Advertising Costs:

We expense advertising costs when advertisements occur. No advertising costs were incurred during the three- and six-month periods ended June 30, 2021 and 2020.

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

No potentially dilutive debt or equity instruments were issued or outstanding during the three- and six-month periods ended June 30, 2021 and 2020.

Recently Accounting Pronouncements:

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and do not believe any of these pronouncements will have a material impact on our financial statements.

NOTE 4. PREPAID EXPENSES

As of June 30, 2021 and December 31, 2020, the balance of prepayments and deposits was $0 and $3,250, respectively, which related to the annual disclosure and news service subscription for OTC Markets which will be amortized monthly over the course of the year commencing July 1, 2020.

NOTE 5. ACCRUED EXPENSES – RELATED PARTIES

As of June 30, 2021 and December 31, 2020, balances of $173,500 and $153,000, respectively, were due to our current and former officers and directors with respect to accrued compensation.

In addition, as of June 30, 2021 and December 31, 2020, balances of $19,956 and $12,630 in accrued interest was due on loans made to us by a partnership controlled by one of our directors, who was a former officer of the company and the former principal shareholder and by a trust controlled by our current director, officer and principal shareholder.

NOTE 6. NOTES PAYABLE – RELATED PARTIES

During the six months ended June 30, 2021, a partnership controlled by one of our directors, who was a former officer of the Company and the former principal shareholder, advanced to us $28,268 (2020 - $39,071) by way of a promissory note to finance our working capital requirements.

Effective October 28, 2020, our CEO/CFO entered into a personal guarantee for this loan which initially became due on March 31, 2020 and was subsequently amended to mature June 30, 2021 and then to September 30, 2021.

The promissory note bears interest at 8% per annum and as of June 30, 2021 and December 31, 2020 interest of $19,664 and $12,630, respectively, was accrued with respect to this loan.

As of June 30, 2021 and December 31, 2020, the balance outstanding under the promissory note was $187,142 and $158,874 respectively.

During the six months ended June 30, 2021, a trust controlled by one of our directors, our current officer and principal shareholder advanced to us $17,300 by way of a promissory note to finance our working capital requirements.

The promissory note bears interest at 8% per annum and is unsecured and dues on demand.

As of June 30, 2021, interest of $292 was accrued with respect to this loan.

As of June 30, 2021, the balance outstanding under this promissory note was $17,300.

NOTE 7. COMMITMENTS & CONTINGENCIES

Legal Proceedings

We were not subject to any legal proceedings during the six-month periods ended June 30, 2020 or 2019, and, to the best of our knowledge, no legal proceedings are pending or threatened.

Contractual Obligations

Lease Agreement

During the year ended December 31, 2020, we rented a storage unit under a month-to-month agreement. The rent was initially $120 a month and was reduced to $87 per month in April 2020 when we moved to a smaller unit. Effective January 2021 we are no longer renting a storage unit.

Employment Agreements

Effective October 1, 2018, we entered into three-year employment agreements with two of our directors and officers. Each individual was entitled to a salary of $36,000 per year and bonuses and stock options to be determined and issued at a later date. The employment agreement for one of one of our officers was terminated by mutual agreement effective September 30, 2020.

Placement Agent Fee Agreement

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

1,000,000 shares of Series A Preferred Stock were designated and issued effective January 17, 2019.

5,000,000 shares of Series B 10% Cumulative Dividend Convertible Preferred Stock were designated effective December 15, 2020.

No other series of preferred stock had been designated or issued of June 30, 2021 or December 31, 2020.

Series A Preferred Stock

The shares of Series A Preferred Stock carry super majority voting rights such that they can vote the equivalent of 60% of common stock at all times.

As of June 30, 2021 and December 31, 2020, 1,000,000 shares of Series A Preferred Stock were issued and outstanding.

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

No shares of common stock were issued during the three- and six-month periods ended June 30, 2021 and 2020.

In both our Form 10-Q for the three and nine months ended September 30, 2020, filed on November 16, 2020 and our Form 8-K filed on December 4, 2020, we disclosed our intention to issue certain shares of common stock to directors, officers and staff. No such shares have been issued at this time and any such issuances are unlikely to be finalized before Q4 2021.

As of June 30, 2021 and December 31, 2020, 21,525,481 shares of common stock were issued and outstanding.

Stock Options

We have an incentive stock option plan, which provides for the granting by the Board of Directors of stock options to directors and officers for the purchase of authorized but unissued common shares. No stock options have been granted under this plan since its inception.

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events after June 30, 2021, in accordance with FASB ASC 855 Subsequent Events, through the date of the issuance of these financial statements and has determined there have been no subsequent events for which disclosure is required other than as set out below:

Effective July 17, 2021, we filed an amendment to our Form 1-A previously filed on January 15, 2021.

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

Based on our financial history since inception, our auditor has expressed substantial doubt as to our ability to continue as a going concern. As reflected in the accompanying financial statements, as of June 30, 2021, we had an accumulated deficit totaling $407,106. This raises substantial doubts about our ability to continue as a going concern.

Plan of Operation

We intend to be engaged in the real estate and land development business in the United States.

Summit Trail, LLC, (referred to as “Summit”), the Richard and Reagan Dean Family Partnership, LLLP (referred to as “RRDFPLLLP”) and Denver Digital Hub, LLC (referred to as “DDH”) (collectively referred to herein as the “Party” or “Parties.”) entered into a Purchase Agreement (“Purchase Agreement”).

RRDFPLLLP and DDH respectively own seventy-five percent (75%) and twenty-five percent (25%) of the membership interest of Summit (“Interest”) and both of these parties sold their entire Interest or a total of one hundred percent (100%) of the Interest of Summit to Stratus Capital.

Stratus Capital has agreed to acquire the Interest owned by RRDFPLLLP and DDH of Summit of which Summit owns a total of 21 buildings lots as identified as Exhibit A to the Purchase Agreement within Grand County, town of Fraser, Colorado (“Subject Property”). Stratus Capital agreed that the continuing engineering, architectural or entitlement improvements are to be assigned to Summit if Stratus Capital does not fully pay the Promissory Note (‘the Note’) issued in respect of this transaction as per its terms and provisions as described below.

The purchase price is equal to $60,000 per lot, or 21 lots equal to $1,260,000 adjusted for any site or infrastructure costs as agreed upon by the Parties.

Stratus Capital will fully pay the Note on or before October 31, 2021, or as agreed by the Parties. As denoted within the Deed of Trust of the Note, RRDFPLLLP and DDH will retain a security interest within the Subject Property until the Note is fully paid per its terms and provisions.

The Closing date shall be 30 days from the date of the Purchase Agreement (unless extended by mutual agreement), title will be provided free and clear with exception of debt assumption and the Note and a special warranty deed is agreed upon by the Parties. Closing of the transaction is formally pending audit of Summit, but Stratus Capital is actively managing the project under a management agreement. The Closing date has subsequently been extended to September 30, 2021, by mutual consent.

Simultaneously with the execution of the Purchase Agreement, Stratus Capital executed and issued a Promissory Note (“Note”) with personal guarantee of Peter Gonzalez, our CEO, (“Gonzalez”) to RRDFPLLLP and DDH as consideration for the Purchase Agreement. The Note is for the principal sum of One Million Two Hundred Sixty Thousand Dollars and No/100ths Dollars ($1,260,000.00), together with interest on the unpaid principal balance from the date hereof, until paid, at the rate of six percent (6%) per annum.

The Parties also agree that as consideration for services provided within the normal course of business since 2019 or initial acquisition of the Subject Property by Summit, a development fee is due and payable to Willamette Group Trust (“WGT”) equal to $12,500 per lot or $262,500 which is excluded from proceeds due to Seller pursuant to 1(d) of the Purchase Agreement. WGT is a related party, controlled by Stratus Capital principal Gonzalez and WGT agrees that all fees due to itself shall be waived if Stratus Capital does not perform on the terms and provisions of the Note.

We intend to develop a portfolio of development opportunities in various stages along with opportunistic acquisitions and partnerships in our core-markets. We operate solely under Stratus Capital Corp. We have historical presence and management experience in the mid-west and south-east regions. We plan to organize our business into the following operating segments:

  Early-Stage Land Development
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

RESULTS OF OPERATIONS FOR THREE MONTHS ENDED JUNE 30, 2021 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2020

We are a publicly quoted real estate development company seeking to develop or redevelop residential, commercial or mixed-use properties

Revenue

We recognized no revenue during the three-month periods ended June 30, 2021 and 2020 as we had no revenue generating activities during these periods.

General and Administrative Expenses

During the three months ended June 30, 2021, we incurred general and administrative expenses of $47,062 compared to $33,399 during the same period ended June 30, 2010, an increase of $13,663. The increase was primarily due to the fact that during the three months ended June 30, 2021, we incurred $16,500 in fees relating to our proposed fund-raising activities and $8,400 in in architectural design fees that we did not incur during the three months ended June 30, 2020. These increases were partially offset by a $9,000 reduction in officer compensation following the resignation in one of our officers effective September 30, 2020 and a $2,237 reduction in other professional fees.

Operating Loss

During the three months ended June 30, 2021, we incurred an operating loss of $47,062 compared to an operating loss of $33,399 during the three months ended June 30, 2020 due to the factors described above.

Interest and Other Income (Expenses)

During the three months ended June 30, 2021, we incurred $3,895 in related party interest expense compared to $2,366 for the same period ended June 30, 2020, an increase of $1,529. The increase arose due to the increase in the balance of the loans outstanding with the related party from $135,048 as of June 30, 2020 to $205,442 as of June 30, 2021.

Loss before Income Tax

During the three months ended June 30, 2021, we incurred a net loss before income taxes of $50,957 compared to $35,765 for the three months ended June 30, 2020 due to the factors discussed above.

Provision for Income Tax

No provision for income taxes was recorded during the three months ended June 30, 2021 or 2020 as we incurred taxable losses in both periods.

Net Loss

During the three months ended June 30, 2021, we incurred a net loss of $50,957 compared to a net loss of $35,765 in 2020 due to the factors discussed above.

RESULTS OF OPERATIONS FOR SIX MONTHS ENDED JUNE 30, 2021 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2020

We are a publicly quoted real estate development company seeking to develop or redevelop residential, commercial or mixed-use properties

Revenue

We recognized no revenue during the six-month periods ended June 30, 2021 and 2020 as we had no revenue generating activities during these periods.

General and Administrative Expenses

During the six months ended June 30, 2021, we incurred general and administrative expenses of $80,718 compared to $68,168 during the same period ended June 30, 2020, an increase of $12,550. The increase was primarily due to the fact that during the six months ended June 30, 2021, we incurred $24,000 in fees relating to our proposed fund-raising activities and $8,400 in architectural design fees that we did not incur during the six months ended June 30, 2020. These increases were partially offset by a $8,000 reduction in officer compensation following the resignation in one of our officers effective September 30, 2020 and a $1,850 reduction in other professional fees.

Operating Loss

During the six months ended June 30, 2021, we incurred an operating loss of $80,718 compared to an operating loss of $68,168 during the six months ended June 30, 2020 due to the factors described above.

Interest and Other Income (Expenses)

During the six months ended June 30, 2021, we incurred $7,326 in related party interest expense compared to $4,420 for the same period ended June 30, 2020, an increase of $2,906. The increase arose due to the increase in the balance of the loans outstanding with the related party from $135,048 as of June 30, 2020 to $205,442 as of June 30, 2021.

Loss before Income Tax

During the six months ended June 30, 2021, we incurred a net loss before income taxes of $88,044 compared to $72,588 for the six months ended June 30, 2020 due to the factors discussed above.

Provision for Income Tax

No provision for income taxes was recorded during the six months ended June 30, 2021 or 2020 as we incurred taxable losses in both periods.

Net Loss

During the six months ended June 30, 2021, we incurred a net loss of $88,044 compared to a net loss of $72,588 in 2020 due to the factors discussed above.

CASH FLOW

At June 30, 2021, we did not have any revenue generating activities or other sources of income and we had negative working capital of $414,032 and an accumulated deficit of $407,106.

	Six Months Ended	Six Months Ended
	June 30, 2021	June 30, 2020
Net Cash Used in Operating Activities	$(45,235)	$(39,271)
Net Cash Flows from Investing Activities	—	—
Net Cash Flows from Financing Activities	45,568	39,071
Net Movement in Cash and Cash Equivalents	$333	$(200)

Operating Activities

During the six months ended June 30, 2021, we incurred a net loss of $88,044 which after adjustments for a decrease in prepaid expenses of $3,250 an increase in accounts payable of $11,733 and an increase in accrued expenses – related parties of $27,826 resulted in net cash of $45,235 being used in operations.

By comparison, during the six months ended June 30, 2020, we incurred a net loss of ($72,588 which after adjustments for an increase in prepaid expenses of $6,500, a decrease in accounts payable of $604 and an increase in accrued expenses – related parties of $40,421 resulted in net cash of $39,271 being used in operations.

.

Investing Activities

During the six months period ended June 30, 2021 and 2020, we had no investing activities.

Financing Activities

During the six months ended June 30, 2021, we received a total of $45,568 by way of promissory notes from two related parties to finance our working capital requirements. We received $28,268 by way of a promissory note from a partnership controlled by one of our directors, who was a former officer of the company and the former principal shareholder and a further $17,300 by way of a promissory from a trust controlled by another of our directors, our current officer and principal shareholder

By comparison during the six months ended June 30, 2020, we received $39,071 by way of loan from one of our directors, who was formerly an officer of the company and the former principal shareholder.

.

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

Off-Balance Sheet Arrangements

Per SEC regulations, we are required to disclose our off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, such as changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors. As of June 30, 2021, we have no off-balance sheet arrangements.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We were not subject to any legal proceedings during the six-month periods ended June 30, 2021 or 2020, and, to the best of our knowledge, no legal proceedings are pending or threatened.

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

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a–14(a) or 15d-14(a) of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as an Inline XBRL document and included in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRATUS CAPITAL CORP.
(Registrant)

Dated: August 20, 2021	By:	/s/ Pedro C. Gonzalez
Pedro C. Gonzalez
Chief Executive Officer, Principal Executive Officer
and
Chief Financial Officer, Principal Accounting Officer

