Form 10-Q
period 2021-09-30
STRATUS CAPITAL CORP
filed 2022-01-20
CIK 1761540

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

☐TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

Yes☒	No☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 for Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes☒	No☐

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes☐	No☒

Indicate the number of share outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As January 14, 2022, there were 21,525,481 shares of the registrant’s common stock, $0.0001 par value, issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

STRATUS CAPITAL CORP.

CONDENSED UNAUDITED BALANCE SHEETS

	SEPTEMBER 30,	DECEMBER 31,
	2021	2020

ASSETS

Current Assets
Cash and Cash Equivalents	$331	$39
Prepaid Expenses	4,125	3,250

Total Current Assets	4,456	3,289

Total Assets	$4,456	$3,289

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities
Accounts Payable	$26,475	$4,773
Accruals - Related Parties	206,625	165,630
Notes Payable - Related Parties	210,016	158,874

Total Current Liabilities	443,116	329,277

Total Liabilities	443,116	329,277

Commitments and Contingencies (Note 7)

Shareholders' Deficit
Preferred Stock, $0.0001 par value, 4,000,000 shares authorized, 0 issued and outstanding	—	—
Series A Preferred Stock, $0.0001 par value, 1,000,000 shares authorized, 1,000,000 issued and outstanding	100	100
Series B Preferred 10% Cumulative Convertible Stock, $0.0001 par value, 5,000,000 shares authorized, 0 issued and outstanding	—	—
Common Stock, $0.0001 par value, 25,000,000 shares authorized, 21,525,481 issued and outstanding	2,153	2,153
Additional Paid In Capital	(9,179)	(9,179)
Accumulated Deficit	(431,734)	(319,062)

Total Shareholders' Deficit	(438,660)	(325,988)

Total Liabilities and Shareholders' Deficit	$4,456	$3,289

The accompanying notes are an integral part of these condensed unaudited financial statements

STRATUS CAPITAL CORP.

CONDENSED UNAUDITED STATEMENTS OF OPERATIONS

	FOR THE		FOR THE
	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2021	2020	2021	2020

REVENUE	$—	$—	$—	$—

OPERATING EXPENSES
General and administrative	20,460	30,106	101,178	98,274

Total Operating Expenses	20,460	30,106	101,178	98,274

OPERATING LOSS (EXPENSE)	(20,460)	(30,106)	(101,178)	(98,274)

OTHER INCOME (EXPENSE)
Interest expense - related parties	(4,168)	(2,836)	(11,494)	(7,256)

LOSS BEFORE INCOME TAXES	(24,628)	(32,942)	(112,672)	(105,530)

INCOME TAXES	—	—	—	—

NET LOSS	$(24,628)	$(32,942)	$(112,672)	$(105,530)

Net Loss per Common Share: Basic and Diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted Average Common Shares Outstanding: Basic and Diluted	21,525,481	21,525,481	21,525,481	21,525,481

The accompanying notes are an integral part of these condensed unaudited financial statements

STRATUS CAPITAL CORP.

CONDENSED UNAUDITED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT

Three and Nine Months Ended September 30, 2021 and 2020

	Preferred Shares		Common Shares
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Deficit

Three Months Ended September 30, 2021 and 2020

Balance at June 30, 2020	1,000,000	$100	21,525,481	$2,153	$(9,179)	$(257,465)	$(264,391)

Net loss for the quarter	—	—	—	—	—	(32,942)	(32,942)

Balance at September 30, 2020	1,000,000	$100	21,525,481	$2,153	$(9,179)	$(290,407)	$(297,333)

Balance at June 30, 2021	1,000,000	$100	21,525,481	$2,153	$(9,179)	(407,106)	(414,032)

Net loss for the quarter	—	—	—	—	—	$(24,628)	$(24,628)

Balance at September 30, 2021	1,000,000	$100	21,525,481	$2,153	$(9,179)	$(431,734)	$(438,660)

Nine Months Ended September 30, 2021 and 2020

Balance at December 31, 2019	1,000,000	$100	21,525,481	$2,153	$(9,179)	$(184,877)	$(191,803)

Net loss for the period	—	—	—	—	—	(105,530)	(105,530)

Balance at September 30, 2020	1,000,000	$100	21,525,481	$2,153	$(9,179)	$(290,407)	$(297,333)

Balance at December 31, 2020	1,000,000	$100	21,525,481	$2,153	$(9,179)	$(319,062)	$(325,988)

Net loss for the period	—	—	—	—	—	(112,672)	(112,672)

Balance at September 30, 2021	1,000,000	$100	21,525,481	$2,153	$(9,179)	$(431,734)	$(438,660)

The accompanying notes are an integral part of these condensed unaudited financial statements

STRATUS CAPITAL CORP.

CONDENSED UNAUDITED STATEMENTS OF CASH FLOWS

	FOR THE
	NINE MONTHS ENDED SEPTEMBER 30,
	2021	2020

Cash Flows from Operating Activities:

Net Loss	$(112,672)	$(105,530)
Adjustments to reconcile net loss to net cash used in operating activities

Changes in working capital items:
Prepaid expenses	(875)	(4,875)
Accounts payable	21,702	(1,527)
Accruals - related parties	40,995	61,257

Net Cash Flows Used in Operating Activities	(50,850)	(47,621)

Net Cash Flows from Financing Activities
Advances from notes payable - related parties	51,142	47,733

Net Cash Flows Provided by Financing Activities	51,142	47,733

Net Change in Cash:	292	(112)

Beginning Cash:	$39	$244

Ending Cash:	$331	$356

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$—	$—
Cash paid for tax	$—	$—

The accompanying notes are an integral part of these condensed unaudited financial statements

STRATUS CAPITAL CORP

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

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

On June 1, 2021, Stratus Capital on behalf of itself, its respective heirs, executors, administrators, agents, and assignees, Stratus Summit Trail, LLC, (referred to as “Summit”), the Richard and Reagan Dean Family Partnership, LLLP (referred to as “RRDFPLLLP”) and Denver Digital Hub, LLC (referred to as “DDH”) (collectively referred to herein as the “Party” or “Parties.”) entered into a Purchase Agreement (“Purchase Agreement”).

RRDFPLLLP and DDH respectively own seventy-five percent (75%) and twenty-five percent (25%) of the membership interest of Summit (“Interest”) and both of these parties sold their entire Interest or a total of one hundred percent (100%) of the Interest of Summit to Stratus Capital.

Stratus Capital has agreed to acquire the Interest owned by RRDFPLLLP and DDH of Summit of which Summit owns a total of 21 building lots as identified as Exhibit A to the Purchase Agreement within Grand County, town of Fraser, Colorado (“Subject Property”). Stratus Capital agreed that the continuing engineering, architectural or entitlement improvements are to be assigned to Summit if Stratus Capital does not fully pay the Promissory Note (‘the Note’) issued in respect of this transaction as per its terms and provisions as described below.

The purchase price is equal to $60,000 per lot, or 21 lots equal to $1,260,000 adjusted for any site or infrastructure costs as agreed upon by the Parties.

Stratus Capital was to fully pay the Note on or before October 31, 2021, or as agreed by the Parties. This repayment date has subsequently been extended to March 30, 2022. As denoted within the Deed of Trust of the Note, RRDFPLLLP and DDH will retain a security interest within the Subject Property until the Note is fully paid per its terms and provisions.

The Closing date shall be 30 days from the date of the Purchase Agreement (unless extended by mutual agreement), title will be provided free and clear with exception of debt assumption and the Note and a special warranty deed is agreed upon by the Parties. Closing of the transaction is formally pending audit of Summit, but Stratus Capital is actively managing the project under a management agreement. The Closing date was subsequently extended to September 30, 2021 and then further to March 30, 2022, by mutual consent.

Simultaneously with the execution of the Purchase Agreement, Stratus Capital executed and issued a Promissory Note (“Note”) with personal guarantee of Peter Gonzalez, our CEO, (“Gonzalez”) to RRDFPLLLP and DDH as consideration for the Purchase Agreement. The Note is for the principal sum of One Million Two Hundred Sixty Thousand Dollars and No/100ths Dollars ($1,260,000.00), together with interest on the unpaid principal balance from the date hereof, until paid, at the rate of six percent (6%) per annum. The Note becomes effective upon the Closing date of the Purchase Agreement.

The Parties also agree that as consideration for services provided within the normal course of business since 2019 or initial acquisition of the Subject Property by Summit, a development fee is due and payable to Willamette Group Trust (“WGT”) equal to $12,500 per lot or $262,500 which is excluded from proceeds due to Seller pursuant to 1(d) of the Purchase Agreement. WGT is a related party, controlled by Stratus Capital principal Gonzalez and WGT agrees that all fees due to itself shall be waived if Stratus Capital does not perform on the terms and provisions of the Note. The agreement with WGT becomes effective upon the Closing date of the Purchase Agreement.

Impact of COVID-19

We have not commenced substantial operations as yet and consequently have not been directly impacted by the Covid-19 outbreak at this time. However, the detrimental effect of the Covid-19 outbreak on the economy as a whole may have a detrimental impact on our ability to raise funding and commence full scale operations for the foreseeable future.

NOTE 2. GOING CONCERN

Our financial statements are prepared using accounting principles generally accepted in the United States of America (“GAAP”) applicable to a going concern, which contemplate the realization of assets and the liquidation of liabilities in the normal course of business. We have no ongoing business or income and for the nine-month period ended September 30, 2021, incurred a loss of $112,672 and had an accumulated deficit of $431,734 as of September 30, 2021. These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties. Our ability to continue as a going concern is dependent upon our ability to raise additional debt or equity funding to meet our ongoing operating expenses and ultimately in merging with another entity with experienced management and profitable operations. No assurances can be given that we will be successful in achieving these objectives.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The summary of significant accounting policies is presented to assist in the understanding of the financial statements. These policies conform to GAAP and have been consistently applied. The Company has selected December 31 as its financial year end. The Company has not earned any revenue to date.

Interim Financial Statements

The accompanying unaudited interim condensed financial statements have been prepared in accordance with GAAP for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows of September 30, 2021 and for the related periods presented, have been included. The results for the three- and nine-month periods ended September 30, 2021 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto for the year ended December 31, 2020 filed in our Form 10-K on March 31, 2021.

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

Cash and Cash Equivalents:

We maintain cash balances in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. As of September 30, 2021 and December 31, 2020, our cash balances were $331 and $39, respectively.

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

Our financial instruments consist of our cash, prepaid expenses, accounts payable, accrued expenses - related parties and notes payable – related parties. The carrying amounts of these instruments approximate their fair values because of their short-term maturities.

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

Step 1: Identify the contract(s) with customers.

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

During the three- and nine-month periods ended September 30, 2021 and 2020, we did not recognize any revenue.

Advertising Costs:

We expense advertising costs when advertisements occur. No advertising costs were incurred during the three- and nine-month periods ended September 30, 2021 and 2020.

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

No potentially dilutive debt or equity instruments were issued or outstanding during the three- and nine-month periods ended September 30, 2021 and 2020.

Recently Accounting Pronouncements:

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and do not believe any of these pronouncements will have a material impact on our financial statements.

NOTE 4. PREPAID EXPENSES

As of September 30, 2021 and December 31, 2020, the balance of prepaid expenses was $4,125 and $3,250, respectively, which relate to the annual disclosure and news service subscription for OTC Markets, which is amortized monthly over the course of each year commencing July 1.

NOTE 5. ACCRUED EXPENSES – RELATED PARTIES

As of September 30, 2021 and December 31, 2020, balances of $206,625 and $165,630, respectively, were due to our current and former officers and directors with respect to accrued expenses as follows:

As of September 30, 2021 and December 31, 2020, balances of $182,500 and $153,000, respectively, were due to our current and former officers and directors with respect to accrued compensation.

In addition, as of September 30, 2021 and December 31, 2020, balances of $24,125 and $12,630, respectively, in accrued interest was due on loans made to us by a partnership controlled by one of our directors, who was a former officer of the company and the former principal shareholder and by a trust controlled by our current director, officer and principal shareholder.

NOTE 6. NOTES PAYABLE – RELATED PARTIES

During the nine months ended September 30, 2021 and 2020, a partnership controlled by one of our directors, who was a former officer of the Company and the former principal shareholder, advanced to us $28,268 and $47,733, respectively, by way of a promissory note to finance our working capital requirements.

Effective October 28, 2020, our CEO/CFO entered into a personal guarantee for this loan which initially became due on March 31, 2020 and was subsequently amended to mature June 30, 2021, then to September 30, 2021 and further to March 30, 2022.

The promissory note bears interest at 8% per annum and as of September 30, 2021 and December 31, 2020 interest of $23,438 and $12,630, respectively, was accrued with respect to this loan.

As of September 30, 2021 and December 31, 2020, the balance outstanding under the promissory note was $187,142 and $158,874 respectively.

During the nine months ended September 30, 2021, a trust controlled by one of our directors, our current officer and principal shareholder advanced to us $22,874 by way of a promissory note to finance our working capital requirements.

The promissory note bears interest at 8% per annum and is unsecured and dues on demand.

As of September 30, 2021, interest of $687 was accrued with respect to this loan.

As of September 30, 2021, the balance outstanding under this promissory note was $22,874.

NOTE 7. COMMITMENTS & CONTINGENCIES

Legal Proceedings

We were not subject to any legal proceedings during the nine-month periods ended September 30, 2021 or 2020, and, to the best of our knowledge, no legal proceedings are pending or threatened.

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

No placement has been completed as yet and consequently no placement agent fee has been paid at this time.

NOTE 8. SHAREHOLDERS’ DEFICIT

Preferred Stock

We are authorized to issue 4,000,000 shares of preferred stock with a par value of $0.0001.

1,000,000 shares of Series A Preferred Stock were designated and issued effective January 17, 2019.

5,000,000 shares of Series B 10% Cumulative Dividend Convertible Preferred Stock were designated effective December 15, 2020.

No other series of preferred stock had been designated or issued of September 30, 2021 or December 31, 2020.

Series A Preferred Stock

The shares of Series A Preferred Stock carry super majority voting rights such that they can vote the equivalent of 60% of common stock at all times.

As of September 30, 2021 and December 31, 2020, 1,000,000 shares of Series A Preferred Stock were issued and outstanding.

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

No shares of common stock were issued during the nine months ended September 30, 2021 or 2020.

In both our Form 10-Q for the three and nine months ended September 30, 2020, filed on November 16, 2020 and our Form 8-K filed on December 4, 2020, we disclosed our intention to issue certain shares of common stock to directors, officers and staff. No such shares have been issued at this time and any such issuances are unlikely to be finalized before Q2 2022.

As of September 30, 2021 and December 31, 2020, 21,525,481 shares of common stock were issued and outstanding.

Stock Options

We have an incentive stock option plan, which provides for the granting by the Board of Directors of stock options to directors and officers for the purchase of authorized but unissued common shares. No stock options have been granted under this plan since its inception.

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events after September 30, 2021, in accordance with FASB ASC 855 Subsequent Events, through the date of the issuance of these financial statements and has determined there have been no subsequent events for which disclosure is required.

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

Based on our financial history since inception, our auditor has expressed substantial doubt as to our ability to continue as a going concern. As reflected in the accompanying financial statements, as of September 30, 2021, we had an accumulated deficit totaling $431,734. This raises substantial doubts about our ability to continue as a going concern.

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

Stratus Capital was to fully pay the Note on or before October 31, 2021, or as agreed by the Parties. This repayment date has subsequently been extended to March 30, 2022. As denoted within the Deed of Trust of the Note, RRDFPLLLP and DDH will retain a security interest within the Subject Property until the Note is fully paid per its terms and provisions.

The Closing date shall be 30 days from the date of the Purchase Agreement (unless extended by mutual agreement), title will be provided free and clear with exception of debt assumption and the Note and a special warranty deed is agreed upon by the Parties. Closing of the transaction is formally pending audit of Summit, but Stratus Capital is actively managing the project under a management agreement. The Closing date was subsequently extended to September 30, 2021 and then further to March 30, 2022, by mutual consent.

Simultaneously with the execution of the Purchase Agreement, Stratus Capital executed and issued a Promissory Note (“Note”) with personal guarantee of Peter Gonzalez, our CEO, (“Gonzalez”) to RRDFPLLLP and DDH as consideration for the Purchase Agreement. The Note is for the principal sum of One Million Two Hundred Sixty Thousand Dollars and No/100ths Dollars ($1,260,000.00), together with interest on the unpaid principal balance from the date hereof, until paid, at the rate of six percent (6%) per annum. The Note becomes effective upon the Closing date of the Purchase Agreement.

  The Parties also agree that as consideration for services provided within the normal course of business since 2019 or initial acquisition of the Subject Property by Summit, a development fee is due and payable to Willamette Group Trust (“WGT”) equal to $12,500 per lot or $262,500 which is excluded from proceeds due to Seller pursuant to 1(d) of the Purchase Agreement. WGT is a related party, controlled by Stratus Capital principal Gonzalez and WGT agrees that all fees due to itself shall be waived if Stratus Capital does not perform on the terms and provisions of the Note. The agreement with WGT becomes effective upon the Closing date of the Purchase Agreement.

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

Our procedure for contracting for projects:

The identified projects are sought and generated by Peter Gonzalez, our CEO, through his experience and network within in each market. He generally takes an option or purchase contract personally or through an entity he controls, for a period of time during which he performs due diligence on the market, zoning, potential costs, the market absorption projections, local subcontractors and any environmental issues. If the Company is able to achieve funding sufficient to buy and build any project or projects, Mr. Gonzalez will assign the option or contract positions to the Company, in full, and at no additional consideration or markup so there is no additional cost to the Company. The Company, as it exists with its current funding, is unable to participate in any project until funding under an Offering has been achieved. At this time, there are no pending contracts or agreements due to the uncertainty of funding.

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

Summary of current development projects under consideration:

Davis Road Apartments, Washington Park Townhomes, Grand Oaks Preserve Condos, Dade City Mixed-Use, Dade City Office, Sligh Avenue Townhomes, Skiff Point Condos, Gulf to Bay Apartments, Reunion Station Townhomes, Miller Street Station Townhomes, Summit Trail Townhomes, CentrePointe Mixed Use, and Delantero Apartments. All projects are located in the Metro Denver and Mountain Resort markets of Colorado and Metro Tampa and SW Florida markets which are experiencing continuing expansion in employment, residential and commercial development, population growth and resulting housing demand.

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

RESULTS OF OPERATIONS FOR THREE MONTHS ENDED SEPTEMBER 30, 2021 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2020

We are a publicly quoted real estate development company seeking to develop or redevelop residential, commercial or mixed-use properties

Revenue

We recognized no revenue during the three-month periods ended September 30, 2021 and 2020 as we had no revenue generating activities during these periods.

General and Administrative Expenses

During the three months ended September 30, 2021, we incurred general and administrative expenses of $20,460 compared to $30,106 during the same period ended September 30, 2020, a decrease of $9,646. The decrease comprised $9,000 in officer compensation and $2,912 in professional fees which were partially offset by a $2,195 increase in travel expenses and $71 increase in office expenses. The decrease in officers’ compensation arose due to the resignation in one of our officers effective September 30, 2020. The decrease in professional fees arose due to a net $5,730 write back in architectural fees, a reduction of $4,000 in legal fees and a $331 decrease in other professional fees, partially offset by a $3,945 increase in accounting and auditing fees and a $3,204 increase in SEC filing fees

Operating Loss

During the three months ended September 30, 2021, we incurred an operating loss of $20,460 compared to an operating loss of $30,106 during the three months ended September 30, 2020 due to the factors described above.

Interest and Other Income (Expenses)

During the three months ended September 30, 2021, we incurred $4,168 in related party interest expense compared to $2,836 for the same period ended September 30, 2020, an increase of $1,332. The increase arose due to the increase in the balance of the loans outstanding with the related parties from $147,710 as of September 30, 2020 to $210,016 as of September 30, 2021.

Loss before Income Tax

During the three months ended September 30, 2021, we incurred a net loss before income taxes of $24,628 compared to $32,942 for the three months ended September 30, 2020 due to the factors discussed above.

Provision for Income Tax

No provision for income taxes was recorded during the three months ended September 30, 2021 or 2020 as we incurred taxable losses in both periods.

Net Loss

During the three months ended September 30, 2021, we incurred a net loss of $24,628 compared to $32,942 for the three months ended September 30, 2020 due to the factors discussed above.

RESULTS OF OPERATIONS FOR NINE MONTHS ENDED SEPTEMBER 30, 2021 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2020

We are a publicly quoted real estate development company seeking to develop or redevelop residential, commercial or mixed-use properties

Revenue

We recognized no revenue during the nine-month periods ended September 30, 2021 and 2020 as we had no revenue generating activities during these periods.

General and Administrative Expenses

During the nine months ended September 30, 2021, we incurred general and administrative expenses of $101,178 compared to $98,274 during the same period ended September 30, 2020, an increase of $2,904. The increase comprised a $27,788 increase in professional fees and a $2,195 increase in travel expenses largely offset by a $27,000 decrease in officers’ compensation and a $79 decrease on office expense. The decrease in officers’ compensation arose due to the resignation of one of our officers effective September 30, 2020. The increase in professional fees arose due to a $24,000 increase in fees related to our proposed Reg A fundraising, a $3,000 increase in OTC fees, a $2,673 increase in architectural fees, a $2,664 increase in audit fees, a $1,507 increase in SEC filing fees and a $944 increase on other professional fees offset by a $7,000 decrease in legal fees.

Operating Loss

During the nine months ended September 30, 2021, we incurred an operating loss of $101,178 compared to an operating loss of $98,274 during the nine months ended September 30, 2020 due to the factors described above.

Interest and Other Income (Expenses)

During the nine months ended September 30, 2021, we incurred $11,494 in related party interest expense compared to $7,256 for the same period ended September 30, 2020, an increase of $4,238. The increase arose due to the increase in the balance of the loans outstanding with the related parties from $147,710 as of September 30, 2020 to $210,016 as of September 30, 2021.

Loss before Income Tax

During the nine months ended September 30, 2021, we incurred a net loss before income taxes of $112,672 compared to $105,530 for the nine months ended September 30, 2020 due to the factors discussed above.

Provision for Income Tax

No provision for income taxes was recorded during the nine months ended September 30, 2021 or 2020 as we incurred taxable losses in both periods.

Net Loss

During the nine months ended September 30, 2021, we incurred a net loss of $112,672 compared to $105,530 for the nine months ended September 30, 2020 due to the factors discussed above.

CASH FLOW

At September 30, 2021, we did not have any revenue generating activities or other sources of income and we had negative working capital of $438,660 and an accumulated deficit of $431,734.

	Nine Months Ended	Nine Months Ended
	September 30, 2021	September 30, 2020
Net Cash Used in Operating Activities	$(50,850)	$(47,621)
Net Cash Flows from Investing Activities	—	—
Net Cash Flows from Financing Activities	51,142	47,733
Net Increase in Cash and Cash Equivalents	$292	$112

Operating Activities

During the nine months ended September 30, 2021, we incurred a net loss of $112,672 which after adjustments for an increase in prepaid expenses of $875 an increase in accounts payable of $21,702 and an increase in accrued expenses – related parties of $40,955 resulted in net cash of $50,850 being used in operations.

By comparison, during the nine months ended September 30, 2020, we incurred a net loss of $105,530 which after adjustments for an increase in prepaid expenses of $4,875, an increase in accounts payable of $1,527 and an increase in accrued expenses – related parties of $61,257 resulted in net cash of $47,621 being used in operations.

Investing Activities

During the nine months period ended September 30, 2021 and 2020, we had no investing activities.

Financing Activities

During the nine months ended September 30, 2021, we received a total of $51,142 by way of promissory notes from two related parties to finance our working capital requirements. We received $28,268 by way of a promissory note from a partnership controlled by one of our directors, who was a former officer of the company and the former principal shareholder and a further $22,874 by way of a promissory from a trust controlled by another of our directors, our current officer and principal shareholder

By comparison during the nine months ended September 30, 2020, we received $47,733 by way of loan from one of our directors, who was formerly an officer of the Company and the former principal shareholder.

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

Off-Balance Sheet Arrangements

Per SEC regulations, we are required to disclose our off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, such as changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors. As of September 30, 2021, we have no off-balance sheet arrangements.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We were not subject to any legal proceedings during the nine-month periods ended September 30, 2021 or 2020, and, to the best of our knowledge, no legal proceedings are pending or threatened.

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

Exhibit No.	Description
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a–14(a) or 15d-14(a) of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as an Inline XBRL document and included in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRATUS CAPITAL CORP.
(Registrant)

Dated: January 18, 2022	By:	/s/ Pedro C. Gonzalez
Pedro C. Gonzalez
Chief Executive Officer, Principal Executive
Officer and Chief Financial Officer, Principal Accounting Officer

