Form 10-K
period 2021-12-31
STRATUS CAPITAL CORP
filed 2022-04-15
CIK 1761540

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________to _____________

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

☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

☐ Yes     ☒ No

The aggregate market value of our common shares of voting stock held by non-affiliates of our Company computed by reference to the price at which the common equity was last sold ($0.035) as of the last business day of the registrant’s most recently completed second quarter (June 30, 2021) was $333,247.

As of April 15, 2022, there were 21,525,481 common shares, $0.0001 par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

None.

PART I

FORWARD LOOKING STATEMENTS

This Form 10-K contains forward-looking statements. Forward-looking statements are projections of events, revenues, income, future economic performance or management’s plans and objectives for our future operations. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” and the risks set out below, any of which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and not in limitation:

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

Stratus Capital was to fully pay the Note on or before October 31, 2021, or as agreed by the Parties. This repayment date was subsequently extended to March 30, 2022 and now further to July 30, 2022. As denoted within the Deed of Trust of the Note, RRDFPLLLP and DDH will retain a security interest within the Subject Property until the Note is fully paid per its terms and provisions.

The Closing date shall be 30 days from the date of the Purchase Agreement (unless extended by mutual agreement), title will be provided free and clear with exception of debt assumption and the Note and a special warranty deed is agreed upon by the Parties. Closing of the transaction is formally pending audit of Summit, but Stratus Capital is actively managing the project under a management agreement. The Closing date was subsequently extended to September 30, 2021, then to March 30, 2022, and then now further to July 30, 2022, by mutual consent.

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

Jumpstart Our Business Startups Act

We qualify as an “emerging growth company” as defined in Section 101 of the Jumpstart our Business Startups Act (“JOBS Act”) as we did not have more than $1.07 billion in annual gross revenues and did not have such amount as of December 31, 2021, our last fiscal year.

We may lose our status as an emerging growth company on the last day of our fiscal year during which (i) our annual gross revenue exceeds $1.07 billion or (ii) we issue more than $1.0 billion in non-convertible debt in a three-year period. We will lose our status as an emerging growth company if at any time we are deemed to be a large accelerated filer. We will lose our status as an emerging growth company on the last day of our fiscal year following the fifth anniversary of the date of the first sale of common equity securities pursuant to an effective registration statement.

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

Employees, Subcontractors and Consultants

As of March 31, 2022, we have 1 officer, a non-executive director and 4 staff retained as consultants on a part-time basis. Of these, all are engaged in land development, administration and construction operations, senior management facilitate joint-ventures, partnerships or loan investments. As of this date we were not subject to collective bargaining agreements. We consider our employee relations to be good.

We will act as a general contractor at times, or as project manager engaging local general contractors with all construction operations. We will use independent consultants and contractors for land planning, civil engineering, architectural, advertising and legal services.

Revenue

We did not record any revenue during the years ended December 31, 2021 and 2020, or from January 1, 2022 through the date of this filing.

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

RISK FACTORS RELATING TO OUR COMPANY

WE HAVE INCURRED SIGNIFICANT LOSSES AND ANTICIPATE FUTURE LOSSES

During the year ended December 31, 2021, we incurred losses of $142,292, resulting in an accumulated deficit of $461,354 and a stockholders’ deficit of $468,280.

Future losses are likely to occur as, until we have opportunities for growth in return for shares of our common stock to create value for our shareholders as we have no sources of income to meet our operating expenses. As a result of these, among other factors, we received from our registered independent public accountants in their report for the financial statements for the year ended December 31, 2021, an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern.

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

We are an “emerging growth company,” as defined in the JOBS Act, and, for as long as we continue to be an “emerging growth company,” we expect and fully intend to take advantage of exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We could be an “emerging growth company” for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1.07 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year periods.

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

WE HAVE A MATERIAL WEAKNESS IN OUR CONTROLS AND PROCEDURES

We have conducted an evaluation of our internal control over financial reporting based on the framework in “Internal Control Integrated Framework” issued by the Committee of Sponsoring Organizations for the Treadway Commission (“COSO”) and published in 2013, and subsequent guidance prepared by COSO specifically for smaller public companies. Based on that evaluation, management concluded that our internal control over financial reporting was not sufficient as of December 31, 2021 for the reasons discussed below:

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

Management identified the following material weakness and significant deficiencies in its assessment of the effectiveness of internal control over financial reporting as of December 31, 2021:

●	Lack of a functioning audit committee and lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures;.
●	Inadequate segregation of duties consistent with control objectives;
●	Insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and
●	Ineffective controls over period end financial disclosure and reporting processes.

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

During the fiscal years ended December 31, 2021 and 2020, we had a trading history as follows:

	HIGH	LOW
Quarter Ended:

March 31, 2021	$0.03	$0.03
June 30, 2021	$0.04	$0.04
September 30, 2021	$0.15	$0.15
December 31, 2021	$0.11	$0.11

March 31, 2020	$0.090	$0.090
June 30, 2020	$0.018	$0.018
September 30, 2020	$0.19	$0.12
December 31, 2020	$0.109	$0.033

Last Reported Price

On March 31, 2022, the last reported bid price of our shares of common stock reported on the OTC PINK was $0.041 per share.

Record Holders

There were 267 holders of record as of March 31, 2022. In many instances, a registered stockholder is a broker or other entity holding shares in street name for one or more customers who beneficially own the shares.

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

We have sold no unregistered securities in the past two years, except:

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

In both our Form 10-Q for the three and nine months ended September 30, 2020 filed on November 16, 2020 and our Form 8-K filed on December 4, 2020, we disclosed our intention to issue certain shares of common stock to directors, officers and staff. No such shares have been issued at this time.

No shares of common stock were sold during the years ended December 31, 2021 or 2020.

Exemption from Registration Claimed

The transactions were exempt from Registration under Section 4(a)2 of the Securities Act of 1933.

Issuer Purchases of Equity Securities

We did not repurchase any shares of our common stock during the years ended December 31, 2021 or 2020.

ITEM 6. RESERVED.

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

Based on our financial history since inception, our auditor has expressed substantial doubt as to our ability to continue as a going concern. As reflected in the accompanying financial statements, as of December 31, 2021, we had an accumulated deficit totaling $461,354. This raises substantial doubt about our ability to continue as a going concern.

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

Stratus Capital was to fully pay the Note on or before October 31, 2021, or as agreed by the Parties. This repayment date was subsequently extended to March 30, 2022 and now further to July 30, 2022. As denoted within the Deed of Trust of the Note, RRDFPLLLP and DDH will retain a security interest within the Subject Property until the Note is fully paid per its terms and provisions.

The Closing date shall be 30 days from the date of the Purchase Agreement (unless extended by mutual agreement), title will be provided free and clear with exception of debt assumption and the Note and a special warranty deed is agreed upon by the Parties. Closing of the transaction is formally pending audit of Summit, but Stratus Capital is actively managing the project under a management agreement. The Closing date was subsequently extended to September 30, 2021, then to March 30, 2022, and then now further to July 30, 2022, by mutual consent.

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

RESULTS OF OPERATIONS FOR FISCAL YEAR ENDED DECEMBER 31, 2021 COMPARED TO THE YEAR ENDED DECEMBER 31, 2020

We are a publicly quoted real estate development company seeking to develop or redevelop residential, commercial or mixed used properties.

Revenue

We recognized no revenue during the years ended December 31, 2021 or 2020 as we had no revenue generating activities during these periods.

General and Administrative Expenses

During the year ended December 31, 2021, we incurred general and administrative expenses of $125,679 comprising officers’ compensation of $36,000, accounting, auditing, legal and share transfer agent fees totaling $82,345 and travel and sundry office expenses of $7,334. During the period ended December 31, 2020, we incurred general and administrative expenses of $126,928 comprising officers’ compensation of $63,000, accounting, auditing, legal and share transfer agent fees totaling $61,416 and sundry office expenses of $2,512.

The decrease of $27,000 in officer’s compensation between the year ended December 31, 2021 and the year ended December 31, 2020 arose due to the resignation of one of our directors during the year ended December 31, 2020.

The increase of $20,929 in accounting, auditing, legal and share transfer agent fees was largely due to the increase in fees incurred in 2021 in connection with a proposed fund raising under Regulation A.

Travel cost increased by $4,494 in 2021 as opposed to 2020 and we incurred travel cost in 2021 in connection with our proposed fund raising under Regulation A.

Sundry office expense remained largely consistent for the years ended 2021 and 2020.

Operating Loss

During the year ended December 31, 2021, we incurred an operating loss of $125,679 due to the factors discussed above compared to an operating loss of $126,928 during the year ended December 31, 2020.

Interest and Other Income (Expenses)

During the period ended December 31, 2021, we incurred $16,613 in related party interest expense as compared to $7,257 during the year ended December 31, 2020. The increase in interest expense between the two years was due to the increase in the funds advanced to us by our former principal shareholder and chief executive officer to fund our working capital needs.

Loss before Income Tax

During the period ended December 31, 2021, we incurred a net loss before income taxes of $142,292 due to the factors discussed above compared to the year ended December 31, 2020, during which we incurred a loss of $134,185.

Provision for Income Tax

No provision for income taxes was recorded during the years ended December 31, 2021 and 2020 as we incurred taxable losses in both years.

Net Loss

During the period ended December 31, 2021, we incurred a net loss of $142,292 due to the factors discussed above, compared to the year ended December 31, 2020, during which we incurred a loss of $134,185.

CASH FLOW

At December 31, 2021, we did not have any revenue generating activities or other sources of income, and we had total liabilities of $471,385 and a shareholders’ deficit of $468,280.

	Fiscal Year Ended	Fiscal Year Ended
	December 31, 2021	December 31, 2020
Net Cash Used in Operating Activities	$(59,926)	$(63,102)
Net Cash Used in Investing Activities	—	—
Net Cash Provided by Financing Activities	55,242	62,897
Net Increase in Cash and Cash Equivalents	$355	$39

Operating Activities

During the year ended December 31, 2021, we had a net loss of $142,292, a decrease in prepaid expenses of $500, an increase in accounts payable of $34,253 and an increase in accruals – related parties of $52,613 resulting in net cash of $59,926 being used in operations.

During the year ended December 31, 2021, we had a net loss of $134,185, an increase in prepaid expenses of $3,250, an increase in accounts payable of $4,076 and an increase in accruals – related parties of $70,257 resulting in net cash of $63,102 being used in operations.

Investing Activities

During the years ended December 31, 2021 and 2020, we had no investing activities.

Financing Activities

During the year ended December 31, 2021, we received a total of $55,242 by way of promissory notes from two related parties to finance our working capital requirements. We received $23,268 by way of a note payable from a partnership controlled by one of our directors, who was a former officer of the company and the former principal shareholder and a further $31,974 by way of a note payable from a trust controlled by another of our directors, our current officer and principal shareholder

By comparison during the year ended December 31, 2020, we received $62,897 by way of a note payable from a partnership controlled by one of our directors, who was a former officer of the company and the former principal shareholder resulting in a total of $62,897 generated from financing operations.

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

Our significant accounting policies are described in Note 3 of our Financial Statements on page F-6. These policies were selected because they represent the more significant accounting policies and methods that are broadly applied in the preparation of our financial statements.

Inflation

In the opinion of management, inflation has not and will not have a material effect on our operations in the immediate future.

Management will continue to monitor inflation and evaluate the possible future effects of inflation on our business and operations.

Share-based Compensation

The cost of equity instruments issued to employees and non-employees in return for services rendered is measured by the grant date fair value of the equity instruments issued in accordance with ASC 718, “Compensation - Stock Compensation.” The corresponding expense is recorded over the requisite service period, which is typically the vesting period.

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

STRATUS CAPITAL CORP.

FINANCIAL STATEMENTS

For the years ended December 31, 2021 and 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Stratus Capital Corp.

Greenwood Village, Colorado

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Stratus Capital Corp. (the Company) as of December 31, 2021 and 2020, and the related statements of operations, changes in shareholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Consideration of the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has suffered recurring losses and has minimal operations, which raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Pinnacle Accountancy Group of Utah

a dba of Heaton & Company, PLLC

Farmington, Utah

April 15, 2022

STRATUS CAPITAL CORP.
BALANCE SHEETS

	DECEMBER 31,	DECEMBER 31,
	2021	2020

ASSETS

Current Assets
Cash and Cash Equivalents	$355	$39
Prepaid Expenses	2,750	3,250

Total Current Assets	3,105	3,289

Total Assets	$3,105	$3,289

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities
Accounts Payable	$39,026	$4,773
Accruals - Related Parties	218,243	165,630
Notes Payable - Related Parties	214,116	158,874

Total Current Liabilities	471,385	329,277

Total Liabilities	471,385	329,277

Commitments and Contingencies (Note 8)

Shareholders' Deficit
Preferred Stock, $0.0001 par value, 4,000,000
shares authorized, 0 issued and outstanding	—	—
Series A Preferred Stock, $0.0001 par value, 1,000,000 shares
authorized, 1,000,000 issued and outstanding	100	100
Series B Preferred 10% Cumulative Dividend Convertible Stock, $0.0001 par value, 5,000,000 shares authorized, 0 issued and outstanding	—	—
Common Stock, $0.0001 par value, 25,000,000 shares
authorized, 21,525,481 shares issued and outstanding	2,153	2,153
Additional Paid-In Capital	(9,179)	(9,179)
Accumulated Deficit	(461,354)	(319,062)

Total Shareholders' Deficit	(468,280)	(325,988)

Total Liabilities and Shareholders' Deficit	$3,105	$3,289

The accompanying notes are an integral part of these audited financial statements.

STRATUS CAPITAL CORP.
STATEMENTS OF OPERATIONS

	FOR THE YEAR ENDED	FOR THE YEAR ENDED
	DECEMBER 31, 2021	DECEMBER 31, 2020

REVENUE	$—	$—

OPERATING EXPENSES
General and administrative expenses	125,679	126,928

Total Operating Expenses	(125,679)	(126,928)

OPERATING LOSS	(125,679)	(126,928)

OTHER INCOME (EXPENSE)
Interest - related party	(16,613)	(7,257)

Total Other Income (Expense)	(16,613)	(7,257)

LOSS BEFORE TAXES	(142,292)	(134,185)

TAXES	—	—

NET LOSS	$(142,292)	$(134,185)

Net Loss per Common Share: Basic and Diluted	$(0.01)	$(0.01)

Weighted Average Common Shares Outstanding: Basic and Diluted	21,525,481	21,525,481

The accompanying notes are an integral part of these audited financial statements.

STRATUS CAPITAL CORP.
STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

	Series A Preferred Shares		Common Shares		Additional Paid-In
	Shares	Amount	Shares	Amount	Capital	Accumulated Deficit	Total Shareholders’ Deficit

Balance at December 31, 2019	1,000,000	$100	21,525,481	$2,153	$(9,179)	$(184,877)	$(191,803)

Net loss for the year	—	—	—	—	—	(134,185)	(134,185)

Balance at December 31, 2020	1,000,000	$100	21,525,481	$2,153	$(9,179)	$(319,062)	$(325,988)

Net loss for the year	—	—	—	—	—	(142,292)	(142,292)

Balance at December 31, 2021	1,000,000	$100	21,525,481	$2,153	$(9,179)	$(461,354)	$(468,280)

The accompanying notes are an integral part of these audited financial statements.

STRATUS CAPITAL CORP.
STATEMENTS OF CASH FLOWS

	FOR THE YEAR ENDED	FOR THE YEAR ENDED
	DECEMBER 31, 2021	DECEMBER 31, 2020
Cash Flow from Operating Activities:

Net Loss	$(142,292)	$(134,185)

Adjustments to reconcile net loss to	—	—
net cash used in operating activities

Changes in working capital items:
Prepaid expenses	500	(3,250)
Accounts payable	34,253	4,076
Accruals – related parties	52,613	70,257

Net Cash Flow used in Operating Activities	(54,926)	(63,102)

Net Cash Flow from Financing Activities
Advances under notes payable - related parties	55,242	62,897

Net Cash Flow from Financing Activities	55,242	62,897

Net Change in Cash:	316	(205)

Beginning Cash:	$39	$244

Ending Cash:	$355	$39

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$—	$—
Cash paid for tax	$—	$—

The accompanying notes are an integral part of these audited financial statements.

STRATUS CAPITAL CORP.

NOTES TO AUDITED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

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

NOTE 2. GOING CONCERN

Our financial statements are prepared using accounting principles generally accepted in the United States of America (“GAAP”) applicable to a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. We have no ongoing business or income, and for year ended December 31, 2021 incurred a loss of $142,292 and had an accumulated deficit of $461,354 as of December 31, 2021. These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties. Our ability to continue as a going concern is dependent upon our ability to raise additional debt or equity funding to meet our ongoing operating expenses and ultimately in merging with another entity with experienced management and profitable operations. No assurances can be given that we will be successful in achieving these objectives.

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

Cash and Cash Equivalents

We maintain cash balances in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents. As of December 31, 2021 and 2020, our cash balances were $355 and $39, respectively.

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

Our financial instruments consist of our cash, prepaid expenses, accounts payable, accruals - related parties and note payable – related parties. The carrying amounts of these instruments approximate their fair values because of their short-term maturities.

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

ROU assets represent the right to use an asset for the lease term and lease liability represent the obligation to make lease payment arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. As most of the leases don’t provide an implicit rate, we generally use the incremental borrowing rate on the estimated rate of interest for collateralized borrowing over a similar term of the lease payments at commencement date. The operating ROU asset also includes any lease payments made and exclude lease incentives. Lease expense for lease payment is recognized on a straight-line basis over lease term.

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

During the years ended December 31, 2021 and 2020, we did not recognize any revenue.

Advertising Costs:

We expense advertising costs when advertisements occur. No advertising costs were incurred during the years ended December 31, 2021 and 2020.

Stock Based Compensation:

The cost of equity instruments issued to employees and non-employees in return for services rendered is measured by the grant date fair value of the equity instruments issued in accordance with ASC 718, “Compensation - Stock Compensation.” The corresponding expense is recognized over the requisite service period, which is typically the vesting period.

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

No potentially dilutive debt or equity instruments were issued or outstanding during the years ended December 31, 2021 and 2020.

Recently Accounting Pronouncements:

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and do not believe any of these pronouncements will have a material impact on our financial statements.

NOTE 4. PREPAID EXPENSES

As of December 31, 2021 and 2020, the balance of prepaid expenses was $2,750 and $3,250, respectively, which related to the annual disclosure and news service subscription for OTC Markets which is being amortized monthly over the course of each respective year commencing July 1, 2021 and 2020.

NOTE 5. ACCRUALS - RELATED PARTIES

As of December 31, 2021 and 2020, balances of $218,243 and $165,630, respectively, were due to our current and former officers and directors with respect to accrued expenses as follows:

As of December 31, 2021 and 2020, balances of $189,000 and $153,000, respectively, were due to our current and former officers and directors with respect to accrued compensation.

In addition, as of December 31, 2021 and 2020, balances of $29,243 and $12,630, respectively, in accrued interest was due on loans made to us by a partnership controlled by one of our directors, who was a former officer of the Company and the former principal shareholder, and by a trust controlled by our current director, officer and principal shareholder.

NOTE 6. NOTES PAYABLE – RELATED PARTIES

During the years ended December 30, 2021 and 2020, a partnership controlled by one of our directors, who was a former officer of the Company and the former principal shareholder, advanced to us $23,268 and $62,897, respectively, by way of a promissory note to finance our working capital requirements.

Effective October 28, 2020, our CEO/CFO entered into a personal guarantee for this loan which initially became due on March 31, 2020 and was subsequently amended to mature June 30, 2021, then to September 30, 2021, then to March 30, 2022 and most recently to July 30, 2022.

The promissory note bears interest at 8% per annum and as of December 31, 2021 and 2020 interest of $27,757 and $12,630, respectively, was accrued with respect to this loan.

As of December 31, 2021 and 2020, the balance outstanding under the promissory note was $182,142 and $158,874 respectively.

During the year ended December 31, 2021, a trust controlled by one of our directors, our current officer and principal shareholder advanced to us $31,974 by way of a promissory note to finance our working capital requirements.

The promissory note bears interest at 8% per annum and is unsecured and dues on demand.

As of December 31, 2021, interest of $1,486 was accrued with respect to this loan.

As of December 31, 2021, the balance outstanding under this promissory note was $31,974.

NOTE 7. INCOME TAXES

We did not provide any current or deferred US federal income tax provision or benefit for the years ended December 31, 2021 or 2020 as we incurred tax losses during these years.  When it is more likely than not, that a tax asset cannot be realized through future income, we must record an allowance against any future potential future tax benefit.  We have provided a full valuation allowance against the net deferred tax asset, consisting of net operating loss carry forwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carry forward periods.

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the years ended December 31, 2021 or 2020 as defined under ASC 740, " Income Taxes."  We did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of the accumulated deficit on the balance sheet.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes.

The sources and tax effects of the differences for the periods presented are as follows:

	December 31, 2021	December 31, 2020
Statutory U.S. Federal Income Tax Rate	21%	21%
State Income Taxes	5%	5%
Valuation Allowance	(26%)	(26)%
Effective Income Tax Rate	0%	0%

A reconciliation of the income taxes computed at the statutory rate is as follows:

Tax credit (expense) at federal and statutory rate (26%)	$36,996	$34,888
Increase in valuation allowance	(36,996)	$(34,888)
Net deferred tax assets	$—	—

As of December 31, 2021, the Company had a federal net operating loss carryforward of approximately $773,000 (2020 - $630,000). The federal net operating loss carryforward do not expire but may only be used against taxable income to 80%. In response to the novel coronavirus COVID-19, the Coronavirus Aid, Relief, and Economic Security Act temporarily repealed the 80% limitation for NOLs arising in 2018, 2019 and 2020. No tax benefit has been reported in the financial statements. The annual offset of this carryforward loss against any future taxable profits may be limited under the provisions of Internal Revenue Code Section 381 upon any future change(s) in control of the Company.

The Company's 2020, 2019, and 2018 income tax returns are currently open to audit by federal and state jurisdictions.

NOTE 8. COMMITMENTS & CONTINGENCIES

Legal Proceedings

We were not subject to any legal proceedings during the years ended December 31, 2021 and 2020 and, to the best of our knowledge, no legal proceedings are pending or threatened.

Contractual Obligations

During the year ended December 31, 2020, we rented a storage unit under a month-to-month agreement. The rent was initially $120 a month and was reduced to $87 per month in April 2020 when we moved to a smaller unit. Effective January 2021 we are no longer renting a storage unit.

Effective October 1, 2018, we entered into three-year employment agreements with two of our directors and officers. Each individual was entitled to a salary of $36,000 per year and bonuses and stock options to be determined and issued at a later date. The employment agreement for one of one of our officers was terminated by mutual agreement effective September 30, 2020 but the agreement with our remaining director remained in place throughout 2021 and on an ongoing basis. No stock options have been earned or issued as a result of these agreements.

Engagement Agreement

On February 23, 2021, the Company entered into an Engagement Agreement with CIM Securities, LLC, a Colorado Limited Liability Company (“CIM”), paying to CIM a retainer of $15,000. Effective June 30, 2021, we entered into an Amendment to the Engagement Agreement.

Placement Agent Agreement

On August 25, 2021, the Company and CIM replaced the earlier engagement with a Placement Agent Fee Agreement. We have agreed to pay CIM a commission equal to six percent (6%) amount paid to us from the subscriptions solicited by CIM or its sub-agents. CIM may allot from such payment all or a portion of such commission to the sub-agent that solicited an accepted subscription. We will also pay CIM a non-accountable expense allowance equal to a two percent (2%) amount paid to us from the subscriptions solicited by CIM or its sub-agents. The payment of this expense allowance and the commissions shall be paid in connection with each acceptance of subscriptions by us. Under the initial Engagement Agreement, $15,000 was paid to CIM as a deposit which will be credited against the expense allowance.

Upon conclusion of the Offering, we will issue to CIM, or its designees, warrants to purchase Series B Preferred shares in an amount equivalent to 6% of the number of Series B Preferred Shares issued in the Offering pursuant to the solicitation of CIM or its sub-agents, if any. Such warrants will have an exercise price of $12.00 per share, (120% of the offering price of the Series B Preferred shares). The warrants will not be exercisable in the 180 days following issuance and exercise rights shall expire four years from date this Offering commences. Further, any Series B Preferred Shares issued upon exercise of the warrants may not be converted after such four-year period.

No subscriptions have been completed yet, so no commissions have been paid. An amendment to the Placement Agent Agreement is currently in negotiations to amend the terms and expiration date.

Common Stock Issuance Obligations

Mr. Gonzalez will be eligible for the Company stock option program, which is authorized but yet to be defined. In addition to his annual base salary for services provided, Mr. Gonzalez will receive annual stock compensation of 60,000 shares of common stock. No shares have been issued to date.

NOTE 9. SHAREHOLDERS’ DEFICIT

Preferred Stock

We are authorized to issue 4,000,000 shares of preferred stock with a par value of $0.0001.

1,000,000 shares of Series A Preferred Stock were designated and issued effective January 17, 2019.

5,000,000 shares of Series B 10% Cumulative Dividend Convertible Preferred Stock were designated effective December 15, 2020.

No other series of preferred stock had been designated or issued as of December 31, 2021.

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

As of December 31, 2021 and 2020, 1,000,000 shares of Series A Preferred Stock were issued and outstanding.

Series B Preferred 10% Cumulative Dividend Convertible Stock

On December 15, 2021, we designated 5,000,000 shares of Preferred Stock as Series B Convertible Preferred Stock, with a par value of $0.0001.

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

No shares of common stock were issued during the years ended December 31, 2021 and 2020.

As of December 31, 2021 and 2020, 21,525,481 shares of common stock were issued and outstanding.

Warrants

No warrants were issued or outstanding during the years ended December 31, 2021 or 2020.

Stock Options

We have an incentive stock option plan, which provides for the granting by the Board of Directors of stock options to directors and officers for the purchase of authorized but unissued common shares. No stock options were issued or outstanding during the years ended December 31, 2021 or 2020.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events after December 31, 2021, in accordance with FASB ASC 855 Subsequent Events, through the date of the issuance of these financial statements and has determined there have been no subsequent events for which disclosure is required.

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

In connection with this annual report, as required by Rule 15d-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. Under the supervision of our Board of Directors, our Chief Executive Officer and Chief Financial Officer, acting as our principal executive officer and principal financial officer respectively, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021 based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework (2013), our management concluded that our internal control over financial reporting was not effective as of December 31, 2021. Subject to the inherent limitations noted in this Part II, Item 9A as of December 31, 2021, our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal controls over financial reporting as discussed below. It is management's responsibility to establish and maintain adequate internal control over financial reporting.

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

Management believes that the material weaknesses and ineffectiveness set forth in items (2), (3) and (4) above did not have an effect on our Company's financial results. However, management believes that the lack of a functioning audit committee and lack of a majority of outside directors on our Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures may result in our Company's financial statements for the future years being subject to error and inaccurate if controls, procedures, and professional financial officers are not maintained.

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

Due to insufficient funds during the year ended December 31, 2021, the Company has been unable to implement many of the remedies to the ineffective oversight. The Company will continue to implement the changes as laid out above as soon as funds are available to the Company.

There were no changes in our disclosure controls and procedures or internal controls over financial reporting during the year ended December 31, 2021. We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth information as to persons who currently serve as our directors or executive officers, including their ages as of March 31, 2022.

Name	Age	Position	Term
Pedro C. Gonzalez (1)	49	Chief Executive Officer, President, Chief Financial Officer, Secretary, Chairman of the Board and Director	Annual
Richard O. Dean (1)	65	Director	Annual

(1)	On October 25, 2020, Mr. Richard Dean resigned as Chief Executive Officer, President and Chairman of the Board, effective immediately. He remains a Director and will continue serving in that position. Concurrently, the Board of Directors of the Company appointed Mr. Pedro C. Gonzalez as the Company's Chief Executive Officer, President and Chairman of the Board. Mr. Gonzalez currently serves as the Company's Chief Financial Officer and Secretary and will continue serving in those positions.

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

ANNUAL MEETING

The annual meeting of stockholders will include the election of directors. The annual meeting will be held at our principal office or at such other place as permitted by the laws of the State of Delaware and on such date as may be fixed from time to time by resolution of our board of directors.

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

ITEM 11. EXECUTIVE COMPENSATION.

Summary of Executives and Director Compensation Table

The following table sets forth the compensation paid to our officers for the years ended December 31, 2021 and 2020.

NAME AND PRINCIPAL POSITION	YEAR	SALARY	BONUS	STOCK AWARDS (1)	OPTIONS AWARDS ($)	NON-EQUITY INCENTIVE PLAN COMPENSATION ($)	NON-QUALIFIED DEFERRED COMPENS- ATION ($)	ALL OTHER COMP	TOTAL
Pedro C. Gonzalez,
Chief Executive Officer, President, Chief Financial Officer, Secretary (1)	2021	$36,000	$0	$0	$0	$0	$0	$0	$36,000
	2020	$36,000	$0	$0	$0	$0	$0	$0	$36,000

Richard O. Dean (2)
Former Chief Executive Officer and President	2021	$0	$0	$0	$0	$0	$0	$0	$0
	2020	$27,000	$0	$0	$0	$0	$0	$0	$27,000

 _______

(1) Mr. Gonzalez was appointed Chief Executive Officer, President and Chairman of the Board on October 25, 2020.
(2) On October 25, 2020, Mr. Dean resigned as CEO, President and Chairman but remains a Director.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

Executive Officer, Pedro C. Gonzalez, CEO, President, COO, and CFO, has an employment agreement, annually renewable and receives a base salary of $36,000 annually and is entitled to receive a minimal annual increase of 6.5%.

On October 25, 2020, Mr. Dean resigned as CEO, President and Chairman but remains a Director. His employment agreement was mutually terminated on September 30, 2020.

Compensation Committee Interlocks and Insider Participation

Our board of directors in our entirety acts as the compensation committee for Stratus Capital Corp.

DIRECTOR COMPENSATION

At this time, our Directors do not receive cash compensation for serving as members of our Board of Directors.

The following table sets forth certain information concerning compensation paid to our directors for services as directors, but not including compensation for services as officers reported in the "Summary Executives’ Compensation Table" during the years ended December 31, 2021 and 2020:

Name	Year	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Non-qualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Pedro C. Gonzalez	2021	0	0	0	0	0	0	$0
	2020	0	0	0	0	0	0	$0

Richard O. Dean	2021	0	0	0	0	0	0	$0
	2020	0	0	0	0	0	0	$0

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

EQUITY COMPENSATION PLAN INFORMATION

Key Employees Stock Compensation Plan

Effective May 7, 2019, our Stock Option and Award Plan (the "Stock Incentive Plan") was approved by our Board of Directors. Under the Stock Incentive Plan, the Board of Directors may grant options or purchase rights to purchase common stock to officers, employees, and other persons who provide services to us or any related company. The participants to whom awards are granted, the type of awards granted, the number of shares covered for each award, and the purchase or exercise price, conditions and other terms of each award are determined by the Board of Directors, except that the term of the options shall not exceed 10 years. A total of 4 million shares of our common stock are subject to the Stock Incentive Plan and maybe either a qualified or non-qualified stock option. The shares issued for the Stock Incentive Plan may be either treasury or authorized and unissued shares. As of December 31, 2021, we have granted no stock options to purchase any shares of our common stock under the Plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth as of March 31, 2022 the number and percentage of the outstanding shares of common stock (21,525,481), which according to the information available to us, were beneficially owned by:

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

Title of Class	Name and Address of Beneficial Owners[1]	Amount and Nature of Beneficial Ownership	Percent of Class Outstanding[7]
Common	Pedro C. Gonzalez, CEO, President, CFO and Chairman[2,3]	11,007,130	51.1%
Common	Willamette Group Trust[4]	8,110,146	37.7%
Common	Richard O. Dean, Director[2]	1,000,000	4.7%
Common	Casablanca Homes[5]	1,200,000	4.8%
Common	All officers and directors as a group (2 persons)[3]	12,007,130	55.8%

Series A Preferred	Willamette Group Trust[4,6]	1,000,000	100%
Series A Preferred	All officers and directors as a group (1 person)[4,6]	1,000,000	100%

_______________________________________

______________

(1)	8480 East Orchard Road, Suite 1100, Greenwood Village, Colorado 80111.

(2)	Officer or director of the Company.

(3)	Includes 8,110,146 Willamette Group Trust shares.

(4)	Beneficially owned by Pedro C. Gonzalez as Trustee of Willamette Group Trust, an officer and director of our Company.

(5)	Beneficially owned by John Chen, deceased.

(6)	Mr. Gonzalez, as Trustee of Willamette Group Trust, holds 1,000,000 Series A Preferred shares. The record Holders of the Series A Preferred Super Majority Voting Stock shall have the right to vote on any matter with holders of Common Stock and may vote as required on any action, which Delaware law provides may or must be approved by vote or consent of the holders of the specific series of voting preferred shares and the holders of common shares. The Record Holders of the Series A Preferred Shares shall have that number of votes equal to that number of common shares which is not less than 60% of the vote required to approve any action, which Delaware law provides may or must be approved by vote or consent of the holders of other series of voting preferred shares and the holders of common shares or the holders of other securities entitled to vote, if any.

(7)	Based on 21,525,481 common shares outstanding on March 31, 2022.

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

Securities Purchase Agreement – Changes in Control of Registrant

On October 28, 2020, Mr. Richard Dean and his wife Reagan Dean entered into a Securities Purchase Agreement with Willamette Group Trust, of which Mr. Pedro Gonzalez is Trustee, and agreed to sell a majority of their shares (5,971,330 and 2,017,271 common shares owned by Richard Dean and Reagan Dean, respectively, and 675,000 and 325,000 preferred shares owned by Richard Dean and Reagan Dean, respectively) to Willamette Group Trust. Pursuant to the agreement, Mr. Dean retained 1,000,000 common shares of Stratus Capital Corp. (the “Company”). Additionally, Mr. Gonzalez agreed to personally guarantee the existing promissory note between the Deans and the Company, with an anticipated repayment date of March 31, 2021. The repayment date has subsequently been extended to July 30, 2022, by mutual consent.

As a result of the above transaction, Mr. Dean holds 1,000,000 shares of common stock (4.65%) and zero shares of preferred stock; Willamette Group Trust holds 8,110,146 shares of common stock (37.68%) and 1,000,000 shares of preferred stock (100%); Mr. Gonzalez holds 2,836,984 shares of common stock (13.18%) and zero shares of preferred stock (0%) and beneficially owns 10,947,130 shares of common stock (50.86%) and 1,000,000 shares of preferred stock (100%) with the Willamette Group Trust holdings included. Willamette Group Trust acquired the shares for $75,000 in cash, due January 15, 2021 and $75,000 in an 8% secured promissory note due March 31, 2021, with the securities pledged as collateral. As additional consideration, Mr. Gonzalez agreed to personally guarantee the existing promissory note between the Deans and the Company, with an anticipated repayment date of March 31, 2021. The repayment date has subsequently been extended to July 30, 2022, by mutual consent.

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

Amendment to Securities Purchase Agreement dated October 28, 2020

Subsequently, we entered into an Amendment Agreement to the Securities Purchase Agreement (“Amendment Agreement”) discussed above with Willamette Group Trust (Pedro Gonzalez as Trustee) and Richard Dean and Reagan Dean to amend the effective date of the Securities Purchase Agreement to January 10, 2021. In addition, the Amendment Agreement revised the anticipated repayment date of the existing promissory notes to reflect June 30, 2021. No other changes or terms of the Securities Purchase Agreement were made. The repayment date has subsequently been extended to July 30, 2022, by mutual consent.

Promissory Notes

During the year ended December 31, 2021, a partnership controlled by one of our directors, who was a former officer of the company and the former principal shareholder, advanced to us $23,268 (2020 - $62,897) by way of a promissory note to finance our working capital requirements.

The promissory note bears interest at 8% per annum and is unsecured and dues on demand.

Effective October 28, 2020, Mr. Gonzalez entered into a personal guarantee for this loan which became due on March 31, 2020, was subsequently amended to mature June 30, 2021 and then further amended to mature July 30, 2022.

As of December 31, 2021, interest of $27,757 was accrued with respect to this loan.

As at December 31, 2021 the balance outstanding under the promissory note was $182,142 (2020 - $158,874).

During the year ended December 31, 2021, a trust controlled by one of our directors, our current officer and principal shareholder advanced to us $31,974 by way of a promissory note to finance our working capital requirements.

The promissory note bears interest at 8% per annum and is unsecured and dues on demand.

As of December 31, 2021, interest of $1,486 was accrued with respect to this loan.

As of December 31, 2021, the balance outstanding under this promissory note was $31,974.

Employment Agreements

Our officer, Mr. Gonzalez, is party to an employment agreement to receive base salary of $36,000 per year, plus 6% annual increase.

A similar agreement with Mr. Dean was cancelled in October 2020.

On December 31, 2021, the balance accrued under these agreements was $189,000 (2020 - $153,000).

Engagement Agreement

On February 23, 2021, the Company entered into an Engagement Agreement with CIM Securities, LLC, a Colorado Limited Liability Company (“CIM”), paying to CIM a retainer of $15,000. Effective June 30, 2021, we entered into an Amendment to the Engagement Agreement.

Placement Agent Agreement

On August 25, 2021, the Company and CIM replaced the earlier engagement with a Placement Agent Fee Agreement. We have agreed to pay CIM a commission equal to six percent (6%) amount paid to us from the subscriptions solicited by CIM or its sub-agents. CIM may allot from such payment all or a portion of such commission to the sub-agent that solicited an accepted subscription. We will also pay CIM a non-accountable expense allowance equal to a two percent (2%) amount paid to us from the subscriptions solicited by CIM or its sub-agents. The payment of this expense allowance and the commissions shall be paid in connection with each acceptance of subscriptions by us. Under the initial Engagement Agreement, $15,000 was paid to CIM as a deposit which will be credited against the expense allowance.

Upon conclusion of the Offering, we will issue to CIM, or its designees, warrants to purchase Series B Preferred shares in an amount equivalent to 6% of the number of Series B Preferred Shares issued in the Offering pursuant to the solicitation of CIM or its sub-agents, if any. Such warrants will have an exercise price of $12.00 per share, (120% of the offering price of the Series B Preferred shares). The warrants will not be exercisable in the 180 days following issuance and exercise rights shall expire four years from date this Offering commences. Further, any Series B Preferred Shares issued upon exercise of the warrants may not be converted after such four-year period.

No subscriptions have been completed yet, so no commissions have been paid. An amendment to the Placement Agent Agreement is currently in negotiations to amend the terms and expiration date.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following is a summary of the fees billed to the Company by its independent registered Public Accounting firm for the years ended December 31, 2021 and 2020:

	Year Ended December 31, 2021	Year Ended December 31, 2020

Audit fees	$12,750	$12,500
Audit related fees	—	—
All other fees	—	—
Tax fees	—	—
Total	$12,750	$12,500

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

All Other Fees. Any other fees not included in Audit Fees, Audit-Related Fees, or Tax Fees.

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES.

The following exhibits are incorporated into this Form 10-K Annual Report:

Exhibit No.	Description of Document
3.(i).1	Certification of Incorporation - Delaware - Stratus Capital Corp. – 4.13.18 (1)
3.(ii).1	Bylaws (1)
4.1	Certificate of Designation of Series A Preferred Super Majority Voting Stock (1)
4.2	Stratus Capital Corp. 2019 Stock Option and Award Plan (1)
4.3	Certificate of Designation of Series B Preferred 10% Cumulative Dividend Convertible Stock (2)
4.4	Amended Certificate of Designation of Series A Preferred Super Majority Voting Stock (2)
10.1	Agreement and Plan of Merger and Reorganization into Holding Company Structure – Ashcroft Homes Merger Corp., Ashcroft Operations, Inc. and Stratus Capital Corp. (1)
10.2	Richard O. Dean Employment Agreement (1)
10.3	Pedro C. Gonzalez Employment Agreement (1)
10.4	Richard O. Dean Revised Employment Agreement (1)
10.5	Pedro C. Gonzalez Revised Employment Agreement (1)
10.6	Securities Purchase Agreement dated October 28, 2020 (3)
10.7	Amendment to Securities Purchase Agreement (3)
10.8	Promissory Note (3)
10.9	Engagement Agreement with CIM Securities, LLC (3)
10.10	Purchase Agreement dated June 1, 2021 (4)
10.11	Promissory Note (4)
10.12	Deed of Trust (4)
10.13	Amendment to Engagement Agreement with CIM Securities, LLC (5)
10.14	Placement Agent Fee Agreement (6)
21.1	List of Subsidiaries
31	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a–14(a) or 15d-14(a) of the Securities Exchange Act of 1934
32	Certification of Chief Executive Officer and Chief Financial Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained within Exhibit 101)

(1)	Incorporated by reference from the exhibits included in the Company's Form 10 filed with the Securities and Exchange Commission (www.sec.gov), dated September 9, 2019.
(2)	Incorporated by reference from the exhibits included in the Company's Form 1-A filed with the Securities and Exchange Commission (www.sec.gov), dated January 14, 2021.
(3)	Incorporated by reference from the exhibits included in the Company's Form 10-K filed with the Securities and Exchange Commission (www.sec.gov), dated March 31, 2021.
(4)	Incorporated by reference from the exhibits included in the Company's Form 8-K filed with the Securities and Exchange Commission (www.sec.gov), on July 12, 2021.
(5)	Incorporated by reference from the exhibits included in the Company's Form 1-A/A filed with the Securities and Exchange Commission (www.sec.gov), on July 14, 2021.
(6)	Incorporated by reference from the exhibits included in the Company's Form 1-A/A filed with the Securities and Exchange Commission (www.sec.gov), on October 26, 2021
39

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STRATUS CAPITAL CORP.

/s/ Pedro C. Gonzalez	April 15, 2022
Pedro C. Gonzalez
(Chief Executive Officer/Principal Executive Officer and Chief Financial Officer/Principal Financial Officer/Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Pedro C. Gonzalez	April 15, 2022
Pedro C. Gonzalez, Director

/s/ Richard O. Dean	April 15, 2022
Richard O. Dean, Director

