Form 10-Q
period 2022-03-31
STRATUS CAPITAL CORP
filed 2022-08-09
CIK 1761540

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

___________________________________________

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

Yes	[_]	No	[X]

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided to Section 7(a)(2)(B) of the Securities Act. [X}

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	[_]	No	[X]

Indicate the number of share outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As August 8, 2022, there were 21,525,481 shares of the registrant’s common stock, $0.0001 par value, issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

STRATUS CAPITAL CORP.
CONDENSED UNAUDITED BALANCE SHEETS

	MARCH 31,	DECEMBER 31,
	2022	2021

ASSETS

Current Assets
Cash and Cash Equivalents	$332	$355
Prepaid Expenses	1,375	2,750

Total Current Assets	1,707	3,105

Total Assets	$1,707	$3,105

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities
Accounts Payable	53,549	39,026
Accruals - Related Parties	231,491	218,243
Notes Payable - Related Parties	216,581	214,116

Total Current Liabilities	501,621	471,385

Total Liabilities	501,621	471,385

Commitments and Contingencies (Note 7)

Shareholders' Deficit
Preferred Stock, $0.0001 par value, 4,000,000 shares
authorized, 0 issued or outstanding	—	—
Series A Preferred Stock, $0.0001 par value, 1,000,000 shares
authorized, 1,000,000 issued and outstanding	100	100
Series B Preferred 10% Cumulative Dividend Convertible Stock, $0.0001 par value, 5,000,000 shares authorized, 0 issued and outstanding	—	—
Common Stock, $0.0001 par value, 25,000,000 shares
authorized, 21,525,481 issued and outstanding	2,153	2,153
Additional Paid in Capital	(9,179)	(9,179)
Accumulated Deficit	(492,988)	(461,354)

Total Shareholders' Deficit	(499,914)	(468,280)

Total Liabilities and Shareholders' Deficit	$1,707	$3,105

The accompanying notes are an integral part of these condensed unaudited financial statements

STRATUS CAPITAL CORP.
CONDENSED UNAUDITED STATEMENTS OF OPERATIONS

	FOR THE
	THREE MONTHS ENDED MARCH 31,
	2022	2021

REVENUE	$—	$—

OPERATING EXPENSES
General and administrative expenses	27,387	33,656

Total Operating Expenses	27,387	33,656

OPERATING LOSS	(27,387)	(33,656)

OTHER INCOME (EXPENSE)
Interest expense - related party	(4,247)	(3,431)

INCOME (LOSS) BEFORE TAXES	(4,247)	(3,431)

TAXES	—	—

NET INCOME (LOSS)	$(31,634)	$(37,087)

Net Income (Loss) per Common Share: Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding: Basic and Diluted	21,525,481	21,525,481

The accompanying notes are an integral part of these condensed unaudited financial statements

STRATUS CAPITAL CORP.
CONDENSED UNAUDITED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT THREE MONTHS ENDED MARCH 31, 2022 AND 2021

	Series	A			Additional
	Preferred Shares		Common Shares		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total Shareholders’ Deficit

Balance at December 31, 2020	1,000,000	$100	21,525,481	$2,153	$(9,179)	$(319,062)	$(325,988)

Net loss for the quarter	—	—	—	—	—	(37,087)	(37,087)

Balance at March 31, 2021	1,000,000	$100	21,525,481	$2,153	$(9,179)	$(356,149)	$(363,075)

Balance at December 31, 2021	1,000,000	$100	21,525,481	$2,153	$(9,179)	$(461,354)	$(468,280)

Net loss for the quarter	—	—	—	—	—	(31,634)	(31,634)

Balance at March 31, 2022	1,000,000	$100	21,525,481	$2,153	$(9,179)	$(492,988)	$(499,914)

The accompanying notes are an integral part of these condensed unaudited financial statements

STRATUS CAPITAL CORP.
CONDENSED UNAUDITED STATEMENTS OF CASH FLOWS

	FOR THE
	THREE MONTHS ENDED MARCH 31,
	2022	2021

Cash Flows from Operating Activities:

Net Income (Loss)	$(31,634)	$(37,087)
Adjustments to reconcile net income (loss) to
net cash used in operating activities	—	—

Changes in working capital items:
Prepaid expenses	1,375	1,625
Accounts payable	14,523	(2,921)
Accruals - related parties	13,248	12,431

Net Cash Used in Operating Activities	(2,488)	(25,932)

Net Cash Flows from Financing Activities
Advances under notes payable - related parties	2,465	26,468

Net Cash Provided by Financing Activities	2,465	24,468

Net Change in Cash:	(23)	516

Beginning Cash:	$355	$39

Ending Cash:	$332	$555

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$—	$—
Cash paid for income tax	$—	$—

The accompanying notes are an integral part of these condensed unaudited financial statements

STRATUS CAPITAL CORP

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2022 and 2021

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

On June 1, 2021, Stratus Capital on behalf of itself, its respective heirs, executors, administrators, agents, and assignees, Stratus Summit Trail, LLC, (referred to as “Summit”), the Richard and Reagan Dean Family Partnership, LLLP (referred to as “RRDFPLLLP”) and Denver Digital Hub, LLC (referred to as “DDH”) (collectively referred to herein as the “Party” or “Parties”) entered into a Purchase Agreement (“Purchase Agreement”).

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

Simultaneously with the execution of the Purchase Agreement, Stratus Capital executed and issued a Promissory Note (“Note”) with personal guarantee of Peter Gonzalez, our CEO, (“Gonzalez”) to RRDFPLLLP and DDH as consideration for the Purchase Agreement. The Note is for the principal sum of $1,260,000, together with interest on the unpaid principal balance from the date hereof, until paid, at the rate of six percent (6%) per annum. The Note becomes effective upon the Closing date of the Purchase Agreement.

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

Impact of Ukranian Conflict

Currently, we believe that the conflict between Ukraine and Russia does not have any direct impact on our operations, financial condition or financial reporting. We believe the conflict will have only a general impact on our operations in the same manner as it is having a general impact on all businesses that have their operations limited to North America resulting from international sanction and embargo regulations, possible shortages of goods and goods incorporating parts that may be supplied from the Ukraine or Russia, supply chain challenges, and the international and US domestic inflationary results of the conflict and government spending for and funding of our country’s response. As our operations are related only to the North American real estate development industry, we do not believe we will be targeted for cyber-attacks. We have no operations in the countries directly involved in the conflict or are specifically impacted by any of the sanctions and embargoes, as we operate solely in the United States. We do not believe that the conflict will have any impact on our internal control over financial reporting. Other than general securities market trends, we do not have reason to believe that investors will evaluate the company as having special risks or exposures related to the Ukrainian conflict.

NOTE 2. GOING CONCERN

Our financial statements are prepared using accounting principles generally accepted in the United States of America (“GAAP”) applicable to a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. We have no ongoing business or income and for the three-month period ended March 31, 2022 incurred a loss of $31,634 and had an accumulated deficit of $492,988 as of March 31, 2022. These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties. Our ability to continue as a going concern is dependent upon our ability to raise additional debt or equity funding to meet our ongoing operating expenses and ultimately in implementing our proposed business plan and establishing profitable operations. No assurances can be given that we will be successful in achieving these objectives.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The summary of significant accounting policies is presented to assist in the understanding of the financial statements. These policies conform to GAAP and have been consistently applied. The Company has selected December 31 as its financial year end. The Company has not earned any revenue to date.

Interim Financial Statements

The accompanying unaudited interim condensed financial statements have been prepared in accordance with GAAP for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2022 and for the related periods presented, have been included. The results for the three-month period ended March 31, 2022 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto for the year ended December 31, 2021 filed in our Form 10-K on April 15, 2022.

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

Cash and Cash Equivalents:

We maintain cash balances in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents. As of March 31, 2022 and December 31, 2021 our cash balances were $332 and $355, respectively.

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

A related party is generally defined as (i) any person that holds 10% or more of our membership interests including such person's immediate families, (ii) our management, (iii) someone that directly or indirectly controls, is controlled by or is under common control with us, or (iv) anyone who can significantly influence our financial and operating decisions. A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties. See Notes 5, 6 and 7 below for details of related party transactions in the period presented.

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

During the three-month periods ended March 31, 2022 and 2021, we did not recognize any revenue.

Advertising Costs:

We expense advertising costs when advertisements occur. No advertising costs were incurred during the three-month periods ended March 31, 2021 and 2021`.

Stock-Based Compensation:

The cost of equity instruments issued to employees and non-employees for services is measured by the grant date fair value of the equity instruments issued in accordance with ASC 718, “Compensation - Stock Compensation,” and recognized over the requisite service period, which is generally the vesting period.

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

No potentially dilutive debt or equity instruments were issued or outstanding during the three-month periods ended March 31, 2022 and 2021.

Recently Accounting Pronouncements:

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and do not believe any of these pronouncements will have a material impact on our financial statements.

NOTE 4. PREPAID EXPENSES

As of March 31, 2022 and December 31, 2021, the balance of prepaid expenses was $1,375 and $2,750, respectively, which related to the annual disclosure and news service subscription for OTC Markets, which is being amortized monthly over the course of the year commencing July 1, 2021.

NOTE 5. ACCRUED EXPENSES - RELATED PARTIES

As of March 31, 2022 and December 31, 2021, balances of $198,000 and $189,000, respectively, were due to our current and former officers and directors with respect to accrued compensation.

In addition, as of March 31, 2022 and December 31, 2021, balances of $33,491 and $29,243 in accrued interest was due on loans made to us by a partnership controlled by one of our directors, who was a former officer of the Company and the former principal shareholder and by a trust controlled by our current director, officer and principal shareholder.

NOTE 6. NOTE PAYABLE – RELATED PARTY

During the three months ended March 31, 2022, a trust controlled by one of our directors, our current officer and principal shareholder advances to us $2,465 (2020 - $8,200) by way of a promissory note to finance our working capital requirements.

The promissory note bears interest at 8% per annum and is unsecured and due on demand.

As of March 31, 2022 and December 31, 2021, interest of $2,141 and $1,486, respectively, was accrued with respect to this loan.

As of March 31, 2022 and December 31, 202, the balance outstanding under this promissory note was $34,439 and $31,974, respectively.

During the three months ended March 31, 2022, a partnership controlled by one of our directors, who was a former officer of the Company and the former principal shareholder, advanced to us $0 (2020 - $18,268) by way of a promissory note to finance our working capital requirements.

Effective October 28, 2020, our CEO/CFO entered into a personal guarantee for this loan which became due on March 31, 2020 and was subsequently amended to mature June 30, 2021, then to September 30, 2021, then to March 30, 2022 and most recently to July 30, 2022.

The promissory note bears interest at 8% per annum and as of March 31, 2022 and December 31, 2021 interest of $31,350 and $27,757, respectively, was accrued with respect to this loan.

As of March 31, 2022 and December 31, 2021, the balance outstanding under the promissory note was $182,142 and $182,142 respectively.

NOTE 7. COMMITMENTS & CONTINGENCIES

Legal Proceedings

We were not subject to any legal proceedings during the three-month periods ended March 31, 2022 or 2021, and, to the best of our knowledge, no legal proceedings are pending or threatened.

Contractual Obligations

Employment Agreements

 Effective October 1, 2018, we entered into three-year employment agreements with two of our directors and officers. Each individual was entitled to a salary of $36,000 per year and bonuses and stock options to be determined and issued at a later date. The employment agreement for one of our officers was terminated by mutual agreement effective September 30, 2020 but the agreement with our remaining director remained in place throughout 2021 and on an ongoing basis. No stock options have been earned or issued as a result of these agreements.

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

Upon conclusion of the Offering, we will issue to CIM, or its designees, warrants to purchase Series B Preferred shares in an amount equivalent to 6% of the number of Series B Preferred Shares issued in the Offering pursuant to the solicitation of CIM or its sub-agents, if any. Such warrants will have an exercise price of $12.00 per share (120% of the offering price of the Series B Preferred shares). The warrants will not be exercisable in the 180 days following issuance and exercise rights shall expire four years from date this Offering commences. Further, any Series B Preferred Shares issued upon exercise of the warrants may not be converted after such four-year period.

No subscriptions have been completed yet, so no commissions have been paid. An amendment to the Placement Agent Agreement is currently in negotiations to amend the terms.

Common Stock Issuance Obligations

Mr. Peter Gonzalez, our CEO/CFO, will be eligible for the Company stock option program, which is authorized but yet to be defined. In addition to his annual base salary for services provided, Mr. Gonzalez will receive annual stock compensation of 60,000 shares of common stock. The operation of this stock compensation plan has not commenced, and consequently no accrual for the cost of these shares has commenced and no shares have been issued to date.

NOTE 8. SHAREHOLDERS’ DEFICIT

Preferred Stock

We are authorized to issue 4,000,000 shares of preferred stock with a par value of $0.0001.

1,000,000 shares of Series A Preferred Stock were designated effective January 17, 2019.

5,000,000 shares of Series B 10% Cumulative Dividend Convertible Preferred Stock were designated effective December 15, 2020.

No other series of preferred stock had been designated at March 31 2020 or December 31, 2020.

Series A Preferred Stock

The shares of Series A Preferred Stock carry super majority voting rights such that they can vote the equivalent of 60% of common stock at all times.

As of March 31, 2022 and December 31, 2021, 1,000,000 shares of Series A Preferred Stock were issued and outstanding.

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

No shares of common stock were issued during the three months ended March 31, 2022 and 2021.

As of March 31, 2022 and December 31, 2021, 21,525,481 shares of common stock were issued and outstanding.

Stock Options

We have an incentive stock option plan, which provides for the granting by the Board of Directors of stock options to directors and officers for the purchase of authorized but unissued common shares. No stock options have been granted under this plan since its inception.

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events after March 31, 2022, in accordance with FASB ASC 855 Subsequent Events, through the date of the issuance of these financial statements and has determined there have been no subsequent events for which disclosure is required.

.

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

Based on our financial history since inception, our auditor has expressed substantial doubt as to our ability to continue as a going concern in their auditors’ report on our December 31, 2021 and 2020 financial statements. As reflected in the accompanying financial statements, as of March 31, 2022, we had an accumulated deficit totaling $492,988. This raises substantial doubts about our ability to continue as a going concern.

Plan of Operation

We intend to be engaged in the real estate and land development business in the United States.

On June 1, 2021, Stratus Capital on behalf of itself, its respective heirs, executors, administrators, agents, and assignees, Stratus Summit Trail, LLC, (referred to as “Summit”), the Richard and Reagan Dean Family Partnership, LLLP (referred to as “RRDFPLLLP”) and Denver Digital Hub, LLC (referred to as “DDH”) (collectively referred to herein as the “Party” or “Parties”) entered into a Purchase Agreement (“Purchase Agreement”).

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

RESULTS OF OPERATIONS FOR THREE MONTHS ENDED MARCH 31, 2022 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2021

We are a publicly are a quoted real estate development company seeking to develop or redevelop residential, commercial or mixed-use properties

Revenue

We recognized no revenue during the three-month periods ended March 31, 2022 and 2021 as we had no revenue generating activities during these periods.

General and Administrative Expenses

During the three months ended March 31, 2022, we incurred general and administrative expenses of $27,387 compared to $33,656 during the same period ended March 31, 2021, a decrease of $6,269. The decrease is due to a decrease of $8,264 in professional fees, partially offset by a $1,512 increase in travel costs and a $483 increase in office costs. The decrease in professional fees related to the fact that during the three months ended March 31, 2021 we incurred significant fees in respect of our proposed fund raising activities that were not incurred during the three months ended March 31, 2022.

Operating Loss

During the three months ended March 31, 2022, we incurred an operating loss of $27,387 compared to an operating loss of $33,656 during the three months ended March 31, 2021 due to the factors described above.

Other Income (Expenses)

During the three months ended March 31, 2022, we incurred $4,247 in related party interest expense compared to $3,431 for the same period ended March 31, 2021, an increase of $813. The increase arose due to the increase in the balance of the loans outstanding with the related parties from $185,342 as of March 31, 2021 to $216,581 as of March 31, 2022.

Loss before Income Tax

During the three months ended March 31, 2022, we incurred a net loss before income taxes of $31,634 compared to $37,087 for the three months ended March 31, 2021 due to the factors discussed above.

Provision for Income Tax

No provision for income taxes was recorded during the three months ended March 31, 2022 or 2021 as we incurred taxable losses in both periods.

Net Loss

During the three months ended March 31, 2022, we incurred a net loss of $31,634 compared to $37,087 for the three months ended March 31, 2021 due to the factors discussed above.

CASH FLOW

At March 31, 2022, we did not have any revenue generating activities or other sources of income and we had negative working capital of $499,914 and an accumulated deficit of $492,988.

	Three Months Ended	Three Months Ended
	March 31, 2022	March 31, 2021
Net Cash Used in Operating Activities	$(2,488)	$(25,932)
Net Cash Flows from Investing Activities	—	—
Net Cash Flows from Financing Activities	2,465	26,468
Net Increase in Cash and Cash Equivalents	$(23)	$516

Operating Activities

During the three months ended March 31, 2022, we incurred a net loss of $31,634 which after adjustments for a decrease in prepaid expenses of $1,375, an increase in accounts payable of $14,523 and an increase in accrued expenses – related parties of $13,248 resulted in net cash of $2,488 being used in operations.

By comparison, during the three months ended March 31, 2021, we incurred a net loss of $37,087 which after adjustments for a decrease in prepaid expenses of $1,625, a decrease in accounts payable of $2,921 and an increase in accrued expenses – related parties of $12,431 resulted in net cash of $25,932 being used in operations.

Investing Activities

During the three months ended March 31, 2022 and 2021, we had no investing activities.

Financing Activities

During the three months ended March 31, 2022, we received a total of $2,465 to fund our working capital requirements by way of a promissory note from a trust controlled by one of our directors, our current officer and principal shareholder

By comparison, during the three months ended March 31, 2021, we received a total of $26,468 by way of promissory notes from two related parties to finance our working capital requirements. We received $18,268 by way of a promissory note from a partnership controlled by one of our directors, who was a former officer of the company and the former principal shareholder and a further $8,200 by way of a promissory from a trust controlled by another of our directors, our current officer and principal shareholder.

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

Inflation

We are likely to face inflationary increases on the cost of materials which we will use in our proposed operations, which may adversely affect our margins and financial results. The inflationary pressures are in both the larger economy and in the industries related to real estate development in which we propose to operate. This inflation is reflected in higher wages, increased pricing of materials and generally higher prices across all sectors of the economy. As we move forward, we plan to continuously monitor our various contract terms and may decide to add clauses that will permit us to adjust pricing if inflation and price increase pressures on us will impact our ability to perform our contracts and maintain our margins.

Off-Balance Sheet Arrangements

Per SEC regulations, we are required to disclose our off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, such as changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors. As of March 31, 2022, we have no off-balance sheet arrangements.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We were not subject to any legal proceedings during the three-month periods ended March 31, 2022 or 2021, and, to the best of our knowledge, no legal proceedings are pending or threatened.

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

STRATUS CAPITAL CORP.
(Registrant)

Dated: August 8, 2022	By:	/s/ Pedro C. Gonzalez
Pedro C. Gonzalez
Chief Executive Officer, Principal Executive Officer and Chief Financial Officer, Principal Accounting Officer

